Form 10-Q
period 2022-03-31
Accustem Sciences Inc.
filed 2022-05-20
CIK 1850767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 000-56257

ACCUSTEM SCIENCES, INC.

(Exact name of registrant as specified in Its Charter)

Delaware	87-3774438
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Penn Plaza, 19th Floor, #1954 New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 00 44 2074952379

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ACUT	OTCQB Venture Marketplace (“OTCQB”)

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

As of May 20, 2022, there were 11,337,102 shares of Common Stock, $0.001 par value outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy,” “future,” “likely” or the negative thereof or other variations thereon or other comparable terminology. All statements other than statements of historical facts included in this Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding: expectations for revenues, cash flows and financial performance and the anticipated results of our ongoing development and business strategies.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information which are the accounting principles that are generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years December 31, 2021 and 2020 included in our annual report on Form 10-K filed with the US. Securities and Exchange Commission (the “SEC”) on April 18, 2022.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash	$3,244,600	$—
Related party receivable	—	1,353,373
Total Current Assets	3,244,600	1,353,373
Equipment, net	7,526	—

TOTAL ASSETS	$3,252,126	$1,353,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable	$378,970	$388,681
Related party payable	73,699	190,838
Accrued expenses	108,440	123,181
Total Current Liabilities	561,109	702,700

TOTAL LIABILITIES	561,109	702,700

Commitments and Contingencies

Stockholders’ Equity
Preferred stock $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.001 par value; 150,000,000 shares authorized; 11,337,102 and 9,999,132 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	11,337	9,999
Additional paid-in capital	4,195,076	1,503,434
Related party subscription receivable	—	(204,879)
Accumulated other comprehensive income	—	66,981
Accumulated deficit	(1,515,396)	(724,862)
TOTAL STOCKHOLDERS’ EQUITY	2,691,017	650,673

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,252,126	$1,353,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

OPERATING EXPENSES

Research and development expenses	$21,143	$2,650
General and administrative expenses	769,391	11,223
Total operating expenses	790,534	13,873
LOSS FROM OPERATIONS	(790,534)	(13,873)

LOSS, BEFORE TAX	(790,534)	(13,873)
Income tax benefit (expense)	—	—
NET LOSS	$(790,534)	$(13,873)

Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$0.00

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	10,028,865	9,999,132

NET LOSS	$(790,534)	$(13,873)
Translation adjustments	—	16,687

COMPREHENSIVE (LOSS) INCOME	$(790,534)	$2,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2021	9,999,132	$9,999	$1,482,174	$(206,663)	$78,534	$(54,248)	$1,309,796
Foreign currency translation adjustment	—	—	—	(2,272)	16,687	—	14,415
Net loss	—	—	—	—	—	(13,873)	(13,873)
Balance at March 31, 2021	9,999,132	$9,999	$1,482,174	$(208,935)	$95,221	$(68,121)	$1,310,338

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2022	9,999,132	$9,999	$1,503,434	$(204,879)	$66,981	$(724,862)	$650,673
Share-based compensation	—	—	17,040	—	—	—	17,040
Issuance of common stock	1,337,970	1,338	2,674,602	—	—	—	2,675,940
Receipt of subscription receivable	—	—	—	204,879	—	—	204,879
Foreign currency translation adjustment					(66,981)		(66,981)
Net loss	—	—	—		—	(790,534)	(790,534)
Balance at March 31, 2022	11,337,102	$11,337	$4,195,076	$—	$—	$(1,515,396)	$2,691,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(790,534)	$(13,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	677	—
Shared-based compensation	17,040	—
Foreign currency translation	(66,981)
Changes in assets and liabilities:
Related party receivable	1,353,373	—
Accounts payable	(9,711)	6,999
Related party payable	(117,139)	6,874
Accrued expenses	(14,741)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	371,984	—

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchase of equipment	(8,203)	—
NET CASH USED IN INVESTING ACTIVITIES	(8,203)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	2,675,940	—
Proceeds from receipt of subscription receivable	204,879	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,880,819	—

NET CHANGE IN CASH	3,244,600	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$3,244,600	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS

AccuStem Sciences Inc. and its subsidiary (“the Company”) was incorporated on July 28, 2021, in Delaware, United States. The Company is an early-stage life sciences company committed to developing and commercializing novel products for the treatment and management of many cancers. The principal activities of the Company are that of a genomics-based personalized medicine business, particularly focused on breast cancer patients.

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

On the effective date of the redomiciliation, the Company also completed a 20:1 share consolidation and the number of outstanding common shares was reduced from 199,988,724 to 9,999,132 of common stock (subject to adjustment as applicable due to the rounding of fractional shares). Therefore, (i) every 20 ordinary shares, £0.01 par value per share, of Limited (the “Limited Ordinary Shares”) were exchanged for one share of common stock, $0.001 par value per share, of the Company (the “Company Common Stock”) and (ii) every 10 AccuStem American Depository Shares (“ADS”) representing two Limited Ordinary Shares were exchanged for one share of the Company’s Common Stock, which resulted in the Company becoming the holding company of Limited. Also, every 20 options held by a Limited holder converted and received one option to purchase a common share of the Company as further described in Note 6.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Impact of the COVID-19 Pandemic

In early 2020, an outbreak of the novel strain of coronavirus (COVID-19) emerged globally. As a result, there have been mandates from federal, state and local authorities resulting in an overall decline in economic activity. There have been no material impacts from COVID-19 on the Company’s operations for the three months ended March 31, 2022 and 2021. However, it is possible that the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on the Company’s operations. The extent of the impact of COVID-19 on operations, liquidity, financial condition, and results of operations remain uncertain at this time.

Liquidity and Going Concern

The condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business.

The Company has financed its activities principally from support from a related party. The Company has incurred a net loss in every fiscal period since inception. For the three months ended March 31, 2022, the Company incurred a net loss of $790,534. The Company has an accumulated deficit as of March 31,2022 of $1,515,396. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of its technology and products, and expenses related to the commercialization of its products.

Management believes that the Company does not have sufficient cash and current assets to support its operations through at least 12 months from the issuance date of these condensed consolidated financial statements, and will require significant additional cash resources to continue its planned research and development activities.

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

In order to address its capital needs, including its planned research and development activities and other expenditures, the Company is actively pursuing additional equity financing in the form of a private placement. The Company has been in ongoing discussions with institutional investors and other parties with respect to such possible offerings. Adequate financing opportunities might not be available to the Company, when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms or if the Company fails to consummate the private placement or a public offering, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs and product portfolio expansion, which could adversely affect its operating results or business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding in terms acceptable to the Company to fund continuing operations, if at all. After considering the uncertainties, management determined it is appropriate to continue to adopt the going concern basis in preparing the condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies applied in the preparation of these condensed consolidated financial statements are set out below.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in United States of America (“GAAP”) and are in U.S. dollars. Unless otherwise indicated, all references to “$” are to U.S. dollars, and all references to “£” or “GBP” are to Great Britain Pounds. The Company’s reporting currency is U.S. dollars.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of AccuStem Sciences Inc. as well as its wholly-owned subsidiary. The Company consolidates all entities over which the Company has the power to govern the financial and operating policies and therefore exercises control, and upon which the Company has a controlling financial interest. The existence and effect of both current voting rights and potential voting rights that are currently exercisable or convertible are considered when assessing whether control of an entity is exercised. The subsidiary is consolidated from the date at which the Company obtains control and are de-consolidated from the date at which control ceases.

Inter-company transactions and balances between companies are eliminated upon consolidation. Accounting policies of the subsidiary has been changed where necessary to ensure consistency with the policies adopted by the Company.

Prior to the redomiciliation, Limited reported its consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”). Following the redomiciliation, the Company transitioned to GAAP and applied GAAP retrospectively for all prior periods presented. In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments, intercompany adjustments, reclassifications and non-recurring adjustments) have been recorded to present fairly our financial position as of March 31, 2022 and December 31, 2021, and the results of operations, and cash flows for the periods ended March 31, 2022 and 2021. The Company and its subsidiary have historically been under common control. The redomiciliation and related internal reorganization was accounted for consistent with a reorganization of entities under common control in accordance with ASC 805 - Business Combinations. Accordingly, the transfer of the assets and liabilities and exchange of shares was recorded in the new entity at their carrying amounts from the transferring entity at the date of transfer. The financial information for all periods in the financial statements presented prior to the reorganization are presented on a consolidated basis for all periods upon which the entities are under common control.

Comprehensive (Loss) Income

Comprehensive income (loss) of all periods presented is comprised primarily of net loss and foreign currency translation adjustments.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less at the date of purchase and money market accounts to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant contribution of credit risk consist of cash. Periodically, the Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses in these deposits.

Equipment, net

Equipment is stated at cost, less accumulated depreciation. The Company depreciates its equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The Equipment consists of computer equipment, which has a useful life of 3 years. Maintenance and repairs are expensed when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings.

Share-based Compensation

The Company may award stock options, performance-based options and other equity-based instruments to its employees, directors and consultants. Compensation cost related to equity-based instruments is based on the fair value of the instrument on the grant date, and is recognized over the requisite service period on a straight-line basis over the vesting period except for performance-based options. Performance-based stock options vest based on the achievement of performance targets. Compensation costs associated with performance-based option awards are recognized over the requisite service period based on probability of achievement. Performance-based stock options require management to make assumptions regarding the likelihood of achieving performance targets.

The Company estimates the fair value of service based and performance-based stock option awards, including modifications of stock option awards, using the Black-Scholes option pricing model. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield.

Recently Issued and Adopted Accounting Standards

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature (“CCF”) and (2) convertible instruments with a beneficial conversion feature (“BCF”). As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. ASU 2020-06 is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. As a result of Management’s evaluation, the adoption of ASU 2020-06 did not have a material impact on the condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options” (“ASU 2021-04”), which introduces a new way for companies to account for warrants either as stock compensation or derivatives. Under the new guidance, if the modification does not change the instrument’s classification as equity, the Company accounts for the modification as an exchange of the original instrument for a new instrument. In general, if the fair value of the “new” instrument is greater than the fair value of the “original” instrument, the excess is recognized based on the substance of the transaction, as if the issuer has paid cash. The effective date of the standard is for interim and annual reporting periods beginning after December 15, 2021 for all entities, and early adoption is permitted. The Company adopted ASU 2021-04 on January 1, 2022. As a result of Management’s evaluation, the adoption of ASU 2021-04 did not have a material impact on the condensed consolidated financial statements.

3. ACQUISITION OF STEMPRINTER SCIENCES LIMITED AND EQUITY RAISE

The consolidated position of the Company is a result of the demerger of StemPrintER from Tiziana on October 30, 2020. The transaction is detailed in the steps below and described in Note 1.

On October 5, 2020, Limited entered into an agreement with Tiziana to acquire its subsidiary StemPrintER, including the ownership rights and intellectual property relating to the StemPrintER project, the SPARE project and cash receivable of $1,353,373 (£1,000,000 GBP) which was collected in January 2022. In exchange for the transfer of ownership, Limited issued a total of 9,999,192 9,520,069 ordinary shares of $0.001 par value to Tiziana shareholders on a one for one basis based on the Tiziana ownership at October 30, 2020. In addition, on October 30, 2021, a supplemental demerger agreement was executed and there were 479,063 of ordinary shares of $0.001 par value issued for consideration of $204,879 in relation to the associated option and warrant holders of Tiziana. The Company considered ASC 805 - Business Combinations and ASC 730 - Research and Development in determining how to account for the transaction. As the transaction was between entities that were ultimately controlled by the same parties, the acquisition has been treated as a common control combination under ASC 805-50 - Business Combinations, therefore the carrying value of contributed assets remained unchanged and were recorded at historical costs. The share composition noted above are post share consolidation as noted in Note 1.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The transfer of all the ownership rights and intellectual property was treated as an asset transfer. The treatment as a separate asset acquisition at this stage reflected the fact that, immediately prior to transfer, Tiziana carried out only limited maintenance type activity on the StemPrintER project and the concentration of fair value was in the StemPrintER intellectual property asset.

In March 2022, per the terms of the supplemental agreement to the demerger agreement, Tiziana invested $2,765,940 (£2,000,000 GBP) in exchange for an additional 1,337,970 common shares of the Company. No offering costs were recorded with the additional contribution.

4. EQUIPMENT

Equipment consists of the following:

March 31, 2022
Computer equipment	$8,203
Less: Accumulated depreciation	(677)
Equipment, net	$7,526

There was no equipment as of December 31, 2021. Depreciation expense was $677 for the three months ended March 31, 2022 included within General and Administrative expenses in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). There was no depreciation expense for the three months ended March 31, 2021.

5. LICENSE

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

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the term of the license, the following milestone payments are required to be made (converted from EUROS to USD using exchange rate of €1:$1.10815)

●	€50,000 ($55,408) within 30 days of completion of development of a commercial test;
●	€100,000 ($110,815) within 30 days of the first commercial sale of a licensed product; and
●	€150,000 ($166,223) within 30 days of first regulatory approval in the U.S. or any other major market.

Tiziana was also required, as licensee prior to the assignment to us of the License, to fund €50,000 ($55,408) per year for sponsored research for up to four years from the effective date of the license (2014-2018), subject to certain conditions. The license also requires payment for all ongoing patent prosecution and maintenance costs and for the royalty term (until the expiration of the last claim in an issued, unexpired patent within the licensed patents or a claim that has not been pending more than four years which covers the sale of such licensed product or service in such country) a royalty of 1.5% on net sales of licensed products and services (and a 15% royalty of sub-license revenues for each country for the term of the license). The license agreement may be terminated at any time on 30 days’ notice and either party may terminate the license by written notice for a material payment breach or any other material breach, subject to 45-day and 120-day periods, respectively. Absent early termination, the license will remain in effect, on a product by product and country by country basis, until the date on which the patents and patent applications expire. The license may also be terminated in the case of insolvency.

For the three months ended March 31, 2022 and 2021, the Company did not recognize any expense related to this license agreement.

6. LOSS PER SHARE

Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options in the calculation of diluted net loss per common shares would have been antidilutive.

For the three months ended March 31, 2022 and 2021, loss per share of the Company are as follows:

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net Loss	$(790,534)	$(13,873)
Net loss attributable to common shareholders	$(790,534)	$(13,873)
Denominator:
Weighted-average common shares outstanding, basic and diluted	10,028,865	9,999,132
Net loss per common share, basic and diluted	$(0.08)	$0.00

The Company’s potentially dilutive securities, which include stock options and warrants, have been excluded from the computation of diluted net loss per common share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021 because including them would have had an anti-dilutive effect.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Stock options to purchase common stock outstanding	119,239	—
Total	119,239	—

7. SHARE-BASED COMPENSATION

In August 2021, Limited adopted the 2021 Omnibus Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides that the Company may grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Share-Based Awards to selected employees, directors, and independent contractors of the Company.

Each Award shall be exercisable at such time or times and subject to such terms and conditions set forth in the Incentive Plan, as shall be determined by the administrator in the applicable award agreement. Total shares authorized by the plan was 2,500,000. Awards under the Incentive Plan are exercisable for up to 10 years from the date of issuance. There are 1,092,756 remaining available shares to be issued under the Incentive Plan at March 31, 2022. The number of shares of Common Stock that are reserved and available for issuance under the Incentive Plan shall be subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Plan as defined in Section 4(a) of the Incentive Plan.

Options

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

As a result of the redomiciliation an aggregate of 100,005 options were issued during December 2021 in consideration for the share exchange. The issued options had an exercise price of $0.42 per share and all expire on the ten-year anniversary of the grant date. These options were fully vested on the grant date.

In addition, the Company issued 1,307,239 options during the first quarter of 2022 for employees, directors and non-employees under the Incentive Plan.

The options granted have an exercise price ranging from $1.06 to $2.13 and expire on the ten-year anniversary of the grant date.

There were no options granted or modified for the three months ended March 31, 2021.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended March 31, 2022, stock option activity for time-based options of the Company are as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	100,005	$0.42	9.72	$—
Issued	363,239	2.07	9.93
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at March 31, 2022	463,239	$1.72	9.80	$110,503

Vested and exercisable March 31, 2022	119,239	$0.52	9.42	$110,503

For the three months ended March 31, 2022, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	—	$—	—	$—
Issued	944,000	1.45	9.86
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at March 31, 2022	944,000	$1.45	9.86	$234,000

Vested and exercisable March 31, 2022	—	—	—	—

The aggregate intrinsic value is calculated as the difference between the estimated fair value of the underlying common stock as of March 31, 2022 and the option exercise price.

Total share-based compensation expense recognized during the three months ended March 31, 2022 for options was $17,040, which is included in General and Administrative expenses on the Condensed Consolidated Statement of Operations and Other Comprehensive Income. There was no share-based compensation expense recognized during the three months ended March 31, 2021 for stock options.

The weighted average grant date fair value for stock options granted during the three months ended March 31, 2022 is $0.76. The performance-based and time-based stock options are equity-classified. The Company uses the Black-Scholes option pricing model to estimate the fair value of the option awards with the following assumptions for the three months ended March 31, 2022:

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months Ended
March 31, 2022
Risk-free interest rate	1.54 - 2.34%
Expected dividend yield	—%
Expected term	5.00 – 8.50 years
Expected volatility	57.2 - 65.7%

The risk-free interest rate assumption is determined using the yield currently available on U.S. Treasury zero- coupon issues with a remaining term commensurate with the expected term of the award. The Company has historically been a private company and lacks company-specific historical and implied volatility information. Management has estimated expected volatility based on similar public companies. Expected life of the option represents the period of time options are expected to be outstanding. The estimate for dividend yield is 0% because the Company has not historically paid, and does not intend to pay, a dividend on common stock in the foreseeable future.

As March 31, 2022 , there was $980,369 unrecognized compensation expense related to options. $287,030 of this cost is subject to time-based conditions, and is to be recognized over a period of approximately 3.8 years. The remaining $693,338 of unrecognized compensation expense relates to performance-based conditions for unvested options. These costs are expected to be recognized over the required service period once the performance condition has occurred or becomes probable. Compensation costs related to the performance stock options are evaluated at each reporting period and subsequently adjusted for changes in the expected outcomes of the performance conditions.

Warrants

In March 2022, the Company issued 350,000 common stock warrants to a non-employee under the Incentive Plan. The common stock warrants are subject to vesting and, grantees become fully vested and exercisable when certain performance requirements are met.

The common stock warrants granted have an exercise price of $1.06. The common stock warrants expire on the ten-year anniversary of the grant date. There were no warrants issued during the three months ended March 31, 2021

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	—	$—	—	$—
Issued	350,000	1.06	9.82
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at March 31, 2022	350,000	$1.06	9.82	$136,500

Vested and exercisable March 31, 2022	—	—	—	—

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The grant date fair value for these warrants of $0.66 per warrant for a total fair value of $232,490. The grant date fair value was determined using the Black-Scholes option pricing model. The following assumptions were used in estimating the fair value of the common stock warrants for the three months ended March 31, 2022:

For the Three Months Ended March 31, 2022
Risk-free interest rate	1.75%
Expected dividend yield	—%
Expected term	8.50 years
Expected volatility	63.9%

There was no share-based compensation expense recognized during the three months ended March 31, 2022 and 2021 for warrants.

As of March 31, 2022, there was $232,490 of total performance-based unrecognized compensation costs related to unvested common stock warrants. These costs are expected to be recognized once the performance condition has occurred or becomes probable.

8. RELATED PARTY TRANSACTIONS

Tiziana is a related party as it is under common control. The Company and Tiziana share directors, officers and significant shareholders. The Company has also been formed due to an acquisition of a subsidiary company from Tiziana, see Notes 1 and 3 for further details. As of March 31, 2022, Tiziana owns approximately 11.8% of the Company.

As of March 31, 2022 and December 31, 2021, $0 and $1,558,252 respectively, was due from Tiziana in relation to the demerger and supplemental demerger of Limited and StemPrintER as further discussed in Notes 1 and 3, which consists of the related party receivable and related party subscription receivable on the condensed consolidated balance sheet.

Effective with the demerger agreement, the Company entered into a shared services agreement, where the Company outsources certain limited management and administrative services. The Company notes that the fees consist of payroll costs associated with time spent providing services for the Company and are based on actual time spent and the allocated payroll costs. In addition, the Company is charged, at cost, for utilization of certain office space. There was no mark-up associated with fees charged for these services. For the three months ended March 31, 2022 and 2021, the Company has incurred approximately $3,318 and $4,426, respectively.

As of March 31, 2022 and December 31, 2021, $57,199 and $190,838 respectively, was also due to Tiziana, as Tiziana had paid for expenses on behalf of the Company.

In January 2022, the Company and Gabriele Cerrone, who is the Chairman of the Board of Directors and the largest shareholder, entered into an agreement in which he will provide consulting services to the Company for a monthly fee of $5,500. As of March 31, 2022, $16,500 was due to Gabriele Cerrone.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. INCOME TAXES

The Company recorded no provision or benefit for income tax expense for the three months ended March 31, 2022. For all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the three months ended March 31, 2022. The Company continues to monitor any effects on its financial statements that may result from the CARES Act.

The Company has no open tax audits with any taxing authority as of March 31, 2022.

10. COMMITMENTS AND CONTINGENCIES

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

11. SUBSEQUENT EVENTS

The Company was listed on the over-the-counter market exchange (“OTCQB”) on April 14, 2022.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 18, 2022. In addition to our historical condensed consolidated financial information, the following contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q.

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

StemPrintER Sciences Limited “StemPrintER” was transferred to the AccuStem Sciences Limited on October 30, 2020 pursuant to the demerger of the StemPrintER and SPARE projects from Tiziana. The objective of the demerger was to maximize value to the shareholders of Tiziana through the further commercialization of the StemPrintER project and its assets and intellectual property. The Demerger will allow us to continue its collaboration strategy to further develop, validate and commercialize the StemPrintER/SPARE platform as a separate listed company.

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

Recent Developments

On March 30, 2022, we completed a common stock capital transaction with Tiziana Life Sciences Ltd. (“Tiziana”) pursuant to which Tiziana, purchased 1,337,970 shares of the Company’s common stock (the “Common Stock”) at a purchase price of $2.00 per share for gross proceeds of $2,675,940. The purchase of the Common Stock was in accordance with the Supplemental Demerger Agreement dated October 5, 2021 between Tiziana and the Company whereby Tiziana agreed to purchase £2,000,000 of shares of the Company’s common stock at the time of listing of the common stock.

Management Team Update

On March 3, 2022, the Company announced the appointment of a CEO, Wendy Blosser. Also joining the leadership team are Jeff Fensterer, as Chief Operations Officer, and Joe Flanagan, as Chief Business Officer.

Impact of the COVID-19 Pandemic

In early 2020, an outbreak of the novel strain of coronavirus (COVID-19) emerged globally. As a result, there have been mandates from federal, state and local authorities resulting in an overall decline in economic activity. There have been no material impacts from COVID-19 on the Company’s operations for the periods through March 31, 2022. However, it is possible that the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on the Company’s operations. The extent of the impact of COVID-19 on operations, liquidity, financial condition, and results of operations remain uncertain at this time.

Financial Operations Overview

We have no products approved for commercial sale and have not generated revenue to date. We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $790,534 and $13,873 for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $1,515,396. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Segment Information

As of March 31, 2022, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of March 31, 2022, substantially all of our assets were located in the United States. Our headquarters and operations are located in New York, NY and London, UK.

Results of Operations

The following discussion and analysis of our results of operations includes a comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$—	$—	$—	—%
Research and development expenses	21,143	2,650	18,493	698%
General and administrative expenses	769,391	11,223	758,168	6775%
Loss from operations	790,534	13,873	776,661	5598%
Loss, before income tax	(790,534)	(13,873)	(776,661)	5598%
Income tax benefit (expense)	—	—	—	—%
Net loss	$(790,534)	$(13,873)	$(776,661)	5598%

Research and development

Research and development expenses increased $18,493 in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primary related to an increase of patent related expenses.

General and administrative

General and administrative expenses increased $758,168 in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily related to an increase of payroll related costs as a result of the new management team structure, as well as costs related to legal fees and other compliance expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses. Our potential products are at various phases of development. We do not expect to generate significant revenue from product sales for several years, if at all. Pursuant to the demerger, Tiziana transferred $1,353,373 (£1,000,000) in cash in January 2022 to the Company. In addition, subject to the terms of the supplemental demerger agreement, Tiziana invested $2,675,940 (£2,000,000) in cash in March 2022 for additional shares of the Company. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of March 31, 2022, our cash balance is $3,244,600, which is adequate for our current planned level of operations, through at least November 2022.

Cash Flows

The following table summarizes our cash flows:

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities	$371,984	$—

Cash flows used in investing activities	(8,203)	—

Cash flows from financing activities	2,880,819	—

Net increase in cash and cash equivalents	3,244,600	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$3,244,600	$—

The Company did not generate any cash flows through March 31, 2021 as cash was funded by a related party.

Operating Activities

There was an increase in cash flows from operating activities during the three months ended March 31, 2022 due to the collection of a receivable from a related party. There were no cash flows from operating activities during the three months ended March 31, 2021.

Investing Activities

The cash flow used in investing activities increased during the three months ended March 31, 2022 due to the purchase of computer equipment. There were no cash flows from investing activities during the three months ended March 31, 2021.

Financing Activities

We generated cash flows from financing activities during the three months ended March 31, 2022 due to proceeds from the issuance of common stock to Tiziana, as mentioned in the “Sources of Liquidity” section above. There was no net cash received in financing investing activities for the three months ended March 31, 2021.

Market Capital Expenditure Commitments

We have no material commitment for capital expenditures.

Funding Requirements

We expect that our expenses will increase and operating losses will be generated, and we have $1,515,396 of accumulated deficit as at March 31, 2022. Based on our current plans, we believe our existing cash and cash equivalents will be not be sufficient to fund our operations and capital expenditure requirements into 2022. We expect to incur substantial additional expenditures in the near term to support our acceleration of activities. We expect to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in our Form 10-K for the year ended December 31, 2021

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see our condensed consolidated financial statements - Note 2 and the related notes found elsewhere in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included our Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the period ended March 31, 2022 due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended March 31, 2022 due to the existence of the following material weaknesses identified by management:

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

Remediation efforts to address the material weakness relating to the Control Environment

Management intends to remediate this item in the following manner:

i. Recruit appropriately skilled accounting resources

Accordingly, management has determined that these control deficiencies constitutes a material weakness. Management has begun implementing the Remediation Plan described herein and intends to continue working on it through the year ended December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2021

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1* Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 5, 2022).

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

32.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS* Inline XBRL Instance Document

101.SCH* Inline XBRL Taxonomy Extension Schema Document

101.CAL* Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE* Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2022.

ACCUSTEM SCIENCES, INC.

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on May 20, 2022 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Wendy Blosser
Wendy Blosser
Chief Executive Officer and Director

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

