Form 10-Q
period 2022-06-30
Accustem Sciences Inc.
filed 2022-08-12
CIK 1850767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2022

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

As of August 12, 2022, there were 11,337,571 shares of Common Stock, $0.001 par value outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:

●	the success, cost and timing of our clinical development of our products, including the progress of, and results from, our preclinical and
●	clinical trials of StemPrintER and MSC products, our discovery programs and other potential product candidates;
●	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
●	our ability to compete with companies currently marketing or engaged in the development of treatments for indications that our product candidates are designed to target;
●	our plans to pursue research and development of other future product candidates;
●	the potential advantages of our product candidates and those being developed;
●	the rate and degree of market acceptance and clinical utility of our product candidates;
●	the success of our collaborations and partnerships with third parties;
●	our estimates regarding the potential market opportunity for our product candidates;
●	our sales, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	our intellectual property position;
●	our expectations related to the use of capital;
●	the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	the impact of government laws and regulations; and
●	our competitive position.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2022	December 31, 2021

ASSETS
Current Assets
Cash	$1,981,510	$-
Related party receivable	-	1,353,373
Prepaid expenses	390,954	-
Total Current Assets	$2,372,464	$1,353,373
Equipment, net	9,492	-

TOTAL ASSETS	$2,381,956	$1,353,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$108,961	$388,681
Related party payable	87,599	190,838
Accrued expenses	218,303	123,181
Note Payable	316,527	-
Total Current Liabilities	731,390	702,700

TOTAL LIABILITIES	731,390	702,700

Stockholders’ Equity
Preferred stock $.001 par value; 10,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock $.001 par value; 150,000,000 shares authorized; 11,337,571 and 9,999,132 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	11,337	9,999
Additional paid-in capital	4,232,851	1,503,434
Related party subscription receivable	-	(204,879)
Accumulated other comprehensive loss	-	66,981
Accumulated deficit	(2,593,622)	(724,862)
TOTAL STOCKHOLDERS’ EQUITY	1,650,566	650,673

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,381,956	$1,353,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

OPERATING EXPENSES

Research and development expenses	$54,396	$30,198	$75,539	$32,815
General and administrative expenses	1,023,830	20,339	1,793,221	31,595
Total operating expenses	1,078,226	50,537	1,868,760	64,410
LOSS FROM OPERATIONS	(1,078,226)	(50,537)	(1,868,760)	(64,410)

LOSS, BEFORE TAX	(1,078,226)	(50,537)	(1,868,760)	(64,410)
Income tax benefit (expense)	-	-	-	-
NET LOSS	$(1,078,226)	$(50,537)	$(1,868,760)	$(64,410)

Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.01)	$(0.17)	$(0.01)

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	11,337,107	9,999,132	10,682,986	9,999,132

NET LOSS	$(1,078,226)	$(50,537)	$(1,868,760)	$(64,410)
Translation adjustments	-	399	-	17,081

COMPREHENSIVE LOSS	$(1,078,226)	$(50,138)	$(1,868,760)	$(47,329)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For Three Months Ended June 30, 2022

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance at March 31, 2022	11,337,102	$11,337	$4,195,076	-	-	$(1,515,396)	$2,691,017
Share-based compensation	-	-	37,588	-	-	-	37,588
Exercise of common stock options	469	-	187	-	-	-	187
Net loss	-	-	-	-	-	(1,078,226)	(1,078,226)
Balance at June 30, 2022	11,337,571	$11,337	$4,232,851	-	-	$(2,593,622)	$1,650,566

For Three Months Ended June 30, 2021

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at March 31, 2021	9,999,132	$9,999	$1,482,174	$(208,935)	$95,221	$(68,121)	$1,310,338
Foreign currency translation adjustment	-	-	-	7	399	-	406
Net loss	-	-	-	-	-	(50,537)	(50,537)
Balance at June 30, 2021	9,999,132	$9,999	$1,482,174	$(208,928)	$95,620	(118,658)	$1,260,207

For Six Months Ended June 30, 2022

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2021	9,999,132	$9,999	$1,503,434	$(204,879)	$66,981	$(724,862)	$650,673
Share-based compensation	-	-	54,628	-	-	-	54,628
Issuance of common stock	1,337,970	1,338	2,674,602	-	-	-	2,675,940
Receipt of subscription receivable	-	-	-	204,879	-	-	204,879
Exercise of common stock options	469	-	187	-	-	-	187
Foreign currency translation adjustment	-	-	-	-	(66,981)	-	(66,981)
Net loss	-	-	-	-	-	(1,868,760)	(1,868,760)
Balance at June 30, 2022	11,337,571	$11,337	$4,232,851	-	-	$(2,593,622)	$1,650,566

For Six Months Ended June 30, 2021

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2020	9,999,132	$9,999	$1,482,174	$(206,663)	$78,534	$(54,248)	$1,309,796
Foreign currency translation adjustment	-	-	-	(2,265)	17,086	-	14,821
Net loss	-	-	-	-	-	(64,410)	(64,410)
Balance at June 30, 2021	9,999,132	$9,999	$1,482,174	$(208,928)	$95,620	$(118,658)	$1,260,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30
	2022	2021
Operating Activities
Net loss	(1,868,760)	(64,410)

Adjustments to reconcile net income to net cash provided by operating activities
Foreign currency translation	(66,981)	14,815
Depreciation	1,507	-
Share-based compensation	54,628	-
Change in operating assets and liabilities:
Related party receivable	1,353,373	(14,959)
Prepaid expenses	48,168	-
Accounts payable	(279,720)	51,015
Related party payable	(103,239)	13,075
Accrued expenses	96,278	464
Net cash used in operating activities	(764,746)	-

Investing Activities
Purchases of equipment	(10,999)	-
Net cash used in investing activities	(10,999)	-

Financing Activities
Proceeds from receipt of subscription receivable	204,879	-
Issuance of common stock	2,676,127	-
Payments on note payable	(123,751)	-
Net cash provided by financing activities	2,757,255	-

Increase in cash	1,981,510	-

Cash, beginning of year	-	-
Cash, end of year	1,981,510	-

Supplemental disclosure of noncash investing and financing activities
Issuance of Note Payable for payment of prepaid expense	439,122	-

Supplemental cash flow information
Cash paid for interest	1,503	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF BUSINESS

AccuStem Sciences, Inc. is an early-stage life sciences company committed to developing and commercializing novel products for the treatment and management of many cancers. The principal activities of the Company are that of a genomics-based personalized medicine business, particularly focused on breast and lung cancer patients.

Impact of the COVID-19 Pandemic

In early 2020, an outbreak of the novel strain of coronavirus (COVID-19) emerged globally. As a result, there have been mandates from federal, state and local authorities resulting in an overall decline in economic activity. There have been no material impacts from COVID-19 on the Company’s operations for the six months ended June 30, 2022 and 2021. However, it is possible that the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on the Company’s operations. The extent of the impact of COVID-19 on operations, liquidity, financial condition, and results of operations remain uncertain at this time.

Liquidity and Going Concern

The condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business.

The Company has financed its activities principally from support from a related party. The Company has incurred a net loss in every fiscal period since inception. For the six months ended June 30, 2022, the Company incurred a net loss of $1,868,760. The Company has an accumulated deficit of $2,593,622 as of June 30, 2022. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of its technology and products, and expenses related to the commercialization of its products.

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

In order to address its capital needs, including its planned research and development activities and other expenditures, the Company is actively pursuing additional equity financing in the form of a private investment and public equity. The Company has been in ongoing discussions with institutional investors and other parties with respect to such possible offerings. Adequate financing opportunities might not be available to the Company, when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms or if the Company fails to consummate the private placement or a public offering, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs and product portfolio expansion, which could adversely affect its operating results or business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding in terms acceptable to the Company to fund continuing operations, if at all. After considering the uncertainties, management determined it is appropriate to continue to adopt the going concern basis in preparing the condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies applied in the preparation of these condensed consolidated financial statements are set out below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 18, 2021. Unless otherwise indicated, all references to “$” are to U.S. dollars, and all references to “£” or “GBP” are to Great Britain Pounds. The Company’s reporting currency is U.S. dollars.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after elimination of intercompany transactions and balances.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Loss

Comprehensive loss of all periods presented is comprised primarily of net loss and foreign currency translation adjustments.

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

Cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less at the date of purchase and money market accounts to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

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

Recent Accounting Standards

Adopted Accounting Standards

None

Standards not yet adopted

None

3. ACQUISITION OF STEMPRINTER SCIENCES LIMITED AND EQUITY RAISE

The consolidated position of the Company is a result of the demerger of StemPrintER Sciences Limited (“StemPrintER”) from Tiziana Life Sciences plc (“Tiziana”) on October 30, 2020.

On October 5, 2020, AccuStem Sciences Limited (“Limited”) entered into an agreement with Tiziana to acquire its subsidiary StemPrintER, including the ownership rights and intellectual property relating to the StemPrintER project, the SPARE project and cash receivable of $1,353,373 (which was collected in January 2022). In exchange for the transfer of ownership, Limited issued a total of 9,520,069 ordinary shares of $0.001 par value to Tiziana shareholders on a one for one basis based on the Tiziana ownership at October 30, 2020. On October 30, 2021, a supplemental demerger agreement was executed and 479,063 of ordinary shares of $0.001 par value issued for consideration of $204,879 in relation to the associated option and warrant holders of Tiziana. The Company considered ASC 805 - Business Combinations and ASC 730 - Research and Development in determining how to account for the transaction. As the transaction was between entities that were ultimately controlled by the same parties, the acquisition has been treated as a common control combination under ASC 805-50 - Business Combinations, therefore the carrying value of contributed assets remained unchanged and were recorded at historical costs.

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

4. NOTE PAYABLE

On May 20, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $439,122. Under the terms of the agreement, the Company made a down payment of $88,000, with the remaining balance financed over the remaining term at an annual percentage rate of 3.95%. Beginning June 2022, the Company will make 10 monthly payments of $35,751, with the last payment expected to be made in March 2023. At the end of June 30, 2022, the outstanding balance on the note payable was $321,760.

5. EQUIPMENT

Equipment consists of the following:

	June 30, 2022	December 31, 2022
Computer equipment	$10,999	-
Less: Accumulated depreciation	1,507	-
Equipment, net	$9,492	-

Depreciation expense was approximately $830 and $0, respectively, for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, respectively, depreciation expense was approximately $1,507 and $0, respectively.

Depreciation expense is included within General and Administrative expenses in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

6. LICENSE

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

For the three and six months ended June 30, 2022 and 2021, the Company did not recognize any expense related to this license agreement.

7. LOSS PER SHARE

Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options in the calculation of diluted net loss per common shares would have been antidilutive.

For the three and six months ended June 30, 2022 and 2021, loss per share of the Company are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Numerator:
Net Loss	$(1,078,226)	$(50,537)	$(1,868,760)	$(64,410)
Net loss per share attributable to common stockholders	$(1,078,226)	$(50,537)	$(1,868,760)	$(64,410)
Denominator:
Weighted average common shares outstanding, basic and diluted	11,337,107	9,999,132	10,682,986	9,999,132
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.01)	$(0.17)	$(0.01)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the three months and six months ended June 30, 2022 and 2021 because including them would have had an anti-dilutive effect.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Stock options to purchase common stock outstanding	173,517	-	173,517	-
Total	173,517	-	173,517	-

8. SHARE-BASED COMPENSATION

In August 2021, Limited adopted the 2021 Omnibus Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides that the Company may grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Share-Based Awards to selected employees, directors, and independent contractors of the Company.

Each Award shall be exercisable at such time or times and subject to such terms and conditions set forth in the Incentive Plan, as shall be determined by the administrator in the applicable award agreement. Total shares authorized by the plan was 2,500,000. Awards under the Incentive Plan are exercisable for up to 10 years from the date of issuance. There are 1,092,756 remaining available shares to be issued under the Incentive Plan at June 30, 2022. The number of shares of Common Stock that are reserved and available for issuance under the Incentive Plan shall be subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Plan as defined in Section 4(a) of the Incentive Plan.

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

The options granted have an exercise price ranging from $1.06 to $2.13 and expire on the ten-year anniversary of the grant date.

There were no options granted or modified for the three months ended June 30, 2022 and for the three and six months ended June 30, 2021.

For the six months ended June 30, 2022, stock option activity for time-based options of the Company are as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	100,005	$0.42	9.72	$—
Issued	363,239	2.07	9.68
Exercised	(469)	0.28	—
Expired/Forfeited	—	—	—
Outstanding at June 30, 2022	462,775	$1.69	9.55	$21,897

Vested and exercisable June 30, 2022	173,048	$0.95	9.32	$21,897

For the six months ended June 30, 2022, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	—	$—	—	$—
Issued	944,000	1.45	9.86
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at June 30, 2022	944,000	$1.45	9.61	$—

Vested and exercisable June 30, 2022	—	—	—	—

The aggregate intrinsic value is calculated as the difference between the estimated fair value of the underlying common stock as of June 30, 2022 and the option exercise price.

Total share-based compensation was approximately $37,588 and $0, respectively, for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, respectively, share-based compensation was approximately $54,629 and $0, respectively.

Total share-based compensation expense is included in General and Administrative expenses on the Condensed Consolidated Statement of Operations and Other Comprehensive Income.

The weighted average grant date fair value for stock options granted during the three months ended March 31, 2022 is $0.76. The performance-based and time-based stock options are equity-classified. There were no stock option granted during the three months ended June 30, 2022.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the option awards. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the six months ended June 30, 2022.

For the Six Months Ended
June 30, 2022
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

As of June 30, 2022, there was $942,781 unrecognized compensation expense related to options. $249,443 of this cost is subject to time-based conditions, and is to be recognized over a period of approximately 3.6 years. The remaining $693,338 of unrecognized compensation expense relates to performance-based conditions for unvested options. These costs are expected to be recognized over the required service period once the performance condition has occurred or becomes probable. Compensation costs related to the performance stock options are evaluated at each reporting period and subsequently adjusted for changes in the expected outcomes of the performance conditions.

Warrants

In March 2022, the Company issued 350,000 common stock warrants to a non-employee under the Incentive Plan. The common stock warrants are subject to vesting and, grantees become fully vested and exercisable when certain performance requirements are met.

The common stock warrants granted have an exercise price of $1.06. The common stock warrants expire on the ten-year anniversary of the grant date. There were no warrants issued during the three months ended June 30, 2022 and 2021.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	—	$—	—	$—
Issued	350,000	1.06	9.82
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at June 30, 2022	350,000	$1.06	9.82	$136,500

Vested and exercisable June 30, 2022	—	—	—	—

The grant date fair value for these warrants of $0.66 per warrant for a total fair value of $232,490. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of the common stock warrants options awarded for the six months ended June 30, 2022.

Six Months Ended June 30, 2022
Risk-free interest rate	1.75%
Expected dividend yield	—%
Expected term	8.50 years
Expected volatility	63.9%

There was no share-based compensation expense recognized during the three and six months ended June 30, 2022 and 2021 for warrants.

As of June 30, 2022, there was $232,490 of total performance-based unrecognized compensation costs related to unvested common stock warrants. These costs are expected to be recognized once the performance condition has occurred or becomes probable.

9. RELATED PARTY TRANSACTIONS

Tiziana is a related party as it is under common control. The Company and Tiziana share directors, officers and significant shareholders. The Company has also been formed due to an acquisition of a subsidiary company from Tiziana. As of June 30, 2022, Tiziana owns approximately 11.8% of the Company.

As of June 30, 2022 and December 31, 2021, $0 and $1,558,252 respectively, was due from Tiziana in relation to the demerger and supplemental demerger of Limited and StemPrintER, which consists of the related party receivable and related party subscription receivable on the condensed consolidated balance sheet.

Effective with the demerger agreement, the Company entered into a shared services agreement, where the Company outsources certain limited management and administrative services. The Company notes that the fees consist of payroll costs associated with time spent providing services for the Company and are based on actual time spent and the allocated payroll costs. In addition, the Company is charged at cost, for utilization of certain office space. There was no mark-up associated with fees charged for these services. For the three months ended June 30, 2022 and 2021, the Company has incurred approximately $22,087 and $3,154, respectively. Total cost for the six months ended June 30, 2022 and 2021 were $26,447 and $6,179, respectively.

As of June 30, 2022 and December 31, 2021, $54,599 and $190,838 respectively, was also due to Tiziana, as Tiziana had paid for expenses on behalf of the Company.

In January 2022, the Company and Gabriele Cerrone, who is the Chairman of the Board of Directors and the largest shareholder, entered into an agreement in which he will provide consulting services to the Company for a monthly fee of $5,500. As of June 30, 2022, $33,000 was due to Gabriele Cerrone.

10. INCOME TAXES

For all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future. On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the six months ended June 30, 2022. The Company continues to monitor any effects on its financial statements that may result from the CARES Act.

The Company has no open tax audits with any taxing authority as of June 30, 2022.

11. COMMITMENTS AND CONTINGENCIES

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

Overview

We are a clinical stage diagnostic company dedicated to improving quality of life and outcomes for the more than 18 million patients worldwide who are diagnosed with cancer each year. Our plan is to develop and commercialize an array of products in the diagnostics, pharmaceutical and medical device spaces that enable more informed treatment planning and more effective treatment options for patients. Our initial focus is the commercialization of a proprietary genomic platform, Stem Print, for recurrence risk stratification of different types of cancer. The platform was developed to measure the “stemness” of tumors, or how likely a cancer is to recur or be resistant to standard treatments, which could impact how patients are managed by their multi-disciplinary care team. To augment this proprietary offering we also plan to provide ancillary commodity testing (e.g., hereditary genetic testing, somatic mutation testing) to provide additional information and value to patients and physicians through the patient care continuum.

Our initial focus will be providing genomic and genetic testing to patients diagnosed with breast and lung cancer. Our primary product candidate is StemPrintER and related assets, a 20-gene prognostic assay intended to predict the risk of distant recurrence (“DR”) in luminal (ER+/HER2-negative) breast cancer patients. StemPrintER has been validated in several clinical cohorts and studies , the largest of which are a consecutive series of approximately 2,400 patients from the European Institute of Oncology (IEO) and approximately 800 patients from the TransATAC study. In the IEO cohort, StemPrinter High Risk patients (SPRS High) were 1.85 times more likely to have a distant recurrence compared to Low Risk (SPRS Low) patients (Figure 1) and in the TransATAC cohort, SPRS High patients were 4.27 times more likely to experience a distant recurrence compared to SPRS Low Risk patients (Figure 2). Together, these data confirm that StemPrintER is highly prognostic for outcomes in patients with breast cancer and indicate the potential utility of the test in the oncology clinic.

*SPRS- StemPrintER Recurrence Score; SPRS High- StemPrintER High Risk; SPRS Low- StemPrintER Low Risk

Given the broad applicability of tumor “stemness”, which has been evaluated in a multitude of different cancers, we believe the StemPrint platform will have meaningful clinical utility beyond breast cancer. As such, we will seek to validate and commercialize StemPrint for a variety of different tumor types. Each tumor type, where applicable, would also include ancillary testing to boost our value proposition to physicians and their patients.

In addition to StemPrintER, our second product candidate is the MicroRNA Signature Classifier (MSC) test which is designed to evaluate 24 microRNA’s (miRNA) to help determine whether lung nodules identified by low dose computed tomography (LDCT) screening are benign or malignant. With the increasing utilization of LDCT programs to identify lung cancers earlier, millions of lung nodules are being identified each year [support]. In most cases, clinical factors alone are insufficient to determine which nodules require further intervention (e.g., biopsy) versus surveillance. We believe the MSC test could help triage patients to the most appropriate care path saving healthcare system dollars and providing patients with more confidence in their treatment plan. The blood-based MSC test was validated in a subset of 939 patients from the prospective, randomized MILD study and demonstrated 87% sensitivity, 81% specificity and a 99% negative predictive value for detecting lung cancer. This validation study indicated that MSC has predictive, diagnostic, and prognostic value and could reduce the false-positive rate of LDCT, thus improving the efficacy of lung cancer screening.

We plan to launch StemPrintER and MSC testing once we have achieved several key milestones. First, we are planning to build our corporate headquarters in Phoenix, AZ that will also house a clinical laboratory. That laboratory will be responsible for processing, testing and reporting StemPrintER and MSC results for all commercial samples. Further, we plan to transfer the StemPrintER and MSC technologies from the laboratories in which they were developed to our laboratory in Phoenix. Finally, once our laboratory is established, we will seek to obtain U.S. Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification so that we are able to report results for clinical use and to seek reimbursement from the Centers for Medicare and Medicaid Services. We anticipate that it will take at least 18 months to complete these milestones. Once those tasks are complete, we plan to initially launch StemPrintER in the US and then expand to other markets as we evaluate clinical need and revenue opportunity.

Impact of the COVID-19 Pandemic

In early 2020, an outbreak of the novel strain of coronavirus (COVID-19) emerged globally. As a result, there have been mandates from federal, state and local authorities resulting in an overall decline in economic activity. There have been no material impacts from COVID-19 on the Company’s operations for the periods through June 30, 2022. However, it is possible that the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on the Company’s operations. The extent of the impact of COVID-19 on operations, liquidity, financial condition, and results of operations remain uncertain at this time.

Financial Operations Overview

We have no products approved for commercial sale and have not generated revenue to date. We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $1,078,226 and $50,537 for the three months ended June 30, 2022 and 2021, respectively. We incurred net losses of $1,868,760 and $64,410 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $2,593,622. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Segment Information

As of June 30, 2022, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of June 30, 2022, substantially all of our assets were located in the United States. Our headquarters and operations are located in New York, NY and London, UK.

Results of Operations

The following discussion and analysis of our results of operations includes a comparison of the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021:

	Three Months Ended June 30					Six Months Ended June 30
	2022	2021	$ Change	% Change		2022	2021	$ Change	% Change
Research and development expenses	$54,396	$30,198	$24,198	80%		$75,539	$32,815	$42,724	130%
General and administrative expenses	1,023,830	20,339	1,003,491	4934%		1,793,221	31,595	1,761,626	5576%
Loss from operations	1,078,226	50,537	1,027,689	2034	%	1,868,760	64,410	1,804,350	2801%
Loss, before income tax	(1,078,226)	(50,537)	(1,027,689)	2034	%	(1,868,760)	(64,410)	(1,804,350)	2801%
Income tax benefit (expense)	-	-	-	0%		-	-	-	0%
Net Loss	$(1,078,226)	$(50,537)	$(1,027,689)	2034	%	$(1,868,760)	$(64,410)	$(1,804,350)	2801%

Research and development

Research and development expenses for the three and six months ended June 30, 2022 increased compared to the three and six months ended June 30, 2021 primarily due to increase in patent related expenses.

General and administrative

General and administrative expenses for the three and six months ended June 30, 2022 increased compared to the three and six months ended June 30, 2021 primarily due to increase an increase of payroll related costs as a result of the new management team structure, as well as costs related to legal fees and other compliance expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses. Our potential products are at various phases of development. We do not expect to generate significant revenue from product sales for several years, if at all. Pursuant to the demerger, Tiziana transferred $1,353,373 (£1,000,000) in cash in January 2022 to the Company. In addition, subject to the terms of the supplemental demerger agreement, Tiziana invested $2,675,940 (£2,000,000) in cash in March 2022 for additional shares of the Company. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of June 30, 2022, our cash balance is $1,981,510, which is adequate for our current planned level of operations, through at least December 2022.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities	$(764,746)	$—

Cash flows used in investing activities	(10,999)	—

Cash flows from financing activities	2,757,255	—

Net increase in cash and cash equivalents	1,981,510	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$1,981,510	$—

The Company did not generate any cash flows through June 30, 2021 as cash was funded by a related party.

Operating Activities

There was an increase in cash flows from operating activities during the six months ended June 30, 2022 due to the collection of a receivable from a related party. There were no cash flows from operating activities during the six months ended June 30, 2021.

Investing Activities

The cash flow used in investing activities increased during the six months ended June 30, 2022 due to the purchase of computer equipment. There were no cash flows from investing activities during the six months ended June 30, 2021.

Financing Activities

We generated cash flows from financing activities during the six months ended June 30, 2022 due to proceeds from the issuance of common stock to Tiziana, as mentioned in the “Sources of Liquidity” section above. There was no net cash received in financing investing activities for the six months ended June 30, 2021.

Market Capital Expenditure Commitments

We have no material commitment for capital expenditures.

Funding Requirements

We expect that our expenses will increase and operating losses will be generated, and we have $2,593,622 of accumulated deficit as at June 30, 2022. Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements until December 2022. We expect to incur substantial additional expenditures in the near term to support our acceleration of activities. We expect to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

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

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the period ended June 30, 2022 due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended June 30, 2022 due to the existence of the following material weaknesses identified by management:

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

Remediation efforts to address the material weakness relating to the Control Environment

Management intends to remediate this item in the following manner:

i. Recruit appropriately skilled accounting resources

Accordingly, management has determined that these control deficiencies constitute a material weakness. Management has begun implementing the Remediation Plan described herein and intends to continue working on it through the year ended December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE* Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2022.

ACCUSTEM SCIENCES, INC.

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on August 12, 2022 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Wendy Blosser
Wendy Blosser
Chief Executive Officer and Director

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

