Form 10-Q
period 2022-09-30
Accustem Sciences Inc.
filed 2022-11-08
CIK 1850767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, there were 11,346,535 shares of Common Stock, $0.001 par value outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2022	December 31, 2021

ASSETS
Current Assets
Cash	$1,331,960	$-
Related party receivable	-	1,353,373
Prepaid expenses	282,113	-
Total Current Assets	$1,614,073	$1,353,373
Equipment, net	8,585	-

TOTAL ASSETS	$1,622,658	$1,353,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$154,889	$388,681
Related party payable	108,806	190,838
Accrued expenses	349,183	123,181
Note Payable	212,056	-
Total Current Liabilities	824,934	702,700

TOTAL LIABILITIES	824,934	702,700

Stockholders’ Equity
Preferred stock $.001 par value; 10,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock $.001 par value; 150,000,000 shares authorized; 11,346,535 and 9,999,132 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	11,346	9,999
Additional paid-in capital	4,279,125	1,503,434
Related party subscription receivable	-	(204,879)
Accumulated other comprehensive loss	-	66,981
Accumulated deficit	(3,492,747)	(724,862)
TOTAL STOCKHOLDERS’ EQUITY	797,724	650,673

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,622,658	$1,353,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

OPERATING EXPENSES

Research and development expenses	$58,270	$14,125	$133,809	$46,869
General and administrative expenses	840,855	48,597	2,634,076	80,263
Total operating expenses	899,125	62,722	2,767,885	127,132
LOSS FROM OPERATIONS	(899,125)	(62,722)	(2,767,885)	(127,132)

LOSS, BEFORE TAX	(899,125)	(62,722)	(2,767,885)	(127,132)
Income tax benefit (expense)	-	-	-	-
NET LOSS	$(899,125)	$(62,722)	$(2,767,885)	$(127,132)

Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.01)	$(0.25)	$(0.01)

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	11,337,668	9,999,132	10,904,423	9,999,132

NET LOSS	$(899,125)	$(62,722)	$(2,767,885)	$(127,132)
Translation adjustments	-	(33,433)	-	(16,347)

COMPREHENSIVE LOSS	$(899,125)	$(96,155)	$(2,767,885)	$(143,479)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For Three Months Ended September 30, 2022

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance at June 30, 2022	11,337,571	$11,337	$4,232,851	-	-	$(2,593,622)	$1,650,566
Share-based compensation	-	-	38,001	-	-	-	38,001
Exercise of common stock options	8,964	9	8,273	-	-	-	8,282
Net loss	-	-	-	-	-	(899,125)	(899,125)
Balance at September 30, 2022	11,346,535	$11,346	$4,279,125	-	-	$(3,492,747)	$797,724

For Three Months Ended September 30, 2021

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at June 30, 2021	9,999,132	$9,999	$1,482,174	$(208,928)	$95,260	$(118,658)	$1,260,207
Share-based compensation			21,260				21,260
Foreign currency translation adjustment	-	-	(1,004)	5,078	(33,433)	-	(29,359)
Net loss	-	-	-	-	-	(62,722)	(62,722)
Balance at September 30, 2021	9,999,132	$9,999	$1,502,430	$(203,850)	$62,187	$(181,380)	$1,189,386

For Nine Months Ended September 30, 2022

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2021	9,999,132	$9,999	$1,503,434	$(204,879)	$66,981	$(724,862)	$650,673
Share-based compensation	-	-	92,629	-	-	-	92,629
Issuance of common stock	1,337,970	1,338	2,674,602	-	-	-	2,675,940
Receipt of subscription receivable	-	-	-	204,879	-	-	204,879
Exercise of common stock options	9,433	9	8,460	-	-	-	8,469
Foreign currency translation adjustment	-	-	-	-	(66,981)	-	(66,981)
Net loss	-	-	-	-	-	(2,767,885)	(2,767,885)
Balance at September 30, 2022	11,346,535	$11,346	$4,279,125	-	-	$(3,492,747)	$797,724

For Nine Months Ended September 30, 2021

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2020	9,999,132	$9,999	$1,482,174	$(206,663)	$78,534	$(54,248)	$1,309,796
Share-based compensation			21,260				21,260
Foreign currency translation adjustment	-	-	(1,004)	2,813	(16,347)	-	(14,538)
Net loss	-	-	-	-	-	(127,132)	(127,132)
Balance at September 30, 2021	9,999,132	$9,999	$1,502,430	$(203,850)	$62,187	$(181,380)	$1,189,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30
	2022	2021
Operating Activities
Net loss	(2,767,885)	(127,132)

Adjustments to reconcile net income to net cash provided by operating activities
Foreign currency translation	(66,981)	(14,538)
Depreciation	2,414	-
Share-based compensation	92,629	21,260
Change in operating assets and liabilities:
Related party receivable	1,353,373	18,586
Prepaid expenses	157,009	-
Accounts payable	(233,791)	41,414
Related party payable	(82,033)	60,983
Accrued expenses	229,940	(573)
Net cash used in operating activities	(1,315,325)	-

Investing Activities
Purchases of equipment	(10,999)	-
Net cash used in investing activities	(10,999)	-

Financing Activities
Proceeds from receipt of subscription receivable	204,879	-
Proceeds from issuance of common stock	2,675,940	-
Proceeds from exercise of options	8,469
Payments on note payable	(231,004)	-
Net cash provided by financing activities	2,658,284	-

Increase in cash	1,331,960	-

Cash, beginning of year	-	-
Cash, end of year	1,331,960	-

Supplemental disclosure of noncash investing and financing activities
Issuance of Note Payable for payment of prepaid expense	439,122	-

Supplemental cash flow information
Cash paid for interest	5,726	-

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

Impact of the COVID-19 Pandemic

In early 2020, an outbreak of the novel strain of coronavirus (COVID-19) emerged globally. As a result, there have been mandates from federal, state and local authorities resulting in an overall decline in economic activity. There have been no material impacts from COVID-19 on the Company’s operations for the nine months ended September 30, 2022 and 2021. However, it is possible that the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on the Company’s operations. The extent of the impact of COVID-19 on operations, liquidity, financial condition, and results of operations remain uncertain at this time.

Liquidity and Going Concern

The condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business.

The Company has financed its activities principally from support from a related party. The Company has incurred a net loss in every fiscal period since inception. For the nine months ended September 30, 2022, the Company incurred a net loss of $2,767,885. The Company has an accumulated deficit of $3,492,747 as of September 30, 2022. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of its technology and products, and expenses related to the commercialization of its products.

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

Cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less at the date of purchase and money market accounts to be cash equivalents. At September 30, 2022 and December 31, 2021, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

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

4. NOTE PAYABLE

On May 20, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $439,122. Under the terms of the agreement, the Company made a down payment of $88,000, with the remaining balance financed over the remaining term at an annual percentage rate of 3.95%. Beginning June 2022, the Company will make 10 monthly payments of $35,751, with the last payment expected to be made in March 2023. At the end of September 30, 2022, the outstanding balance on the note payable was $212,056.

5. EQUIPMENT

Equipment consists of the following:

	September 30, 2022	December 31, 2022
Computer equipment	$10,999	-
Less: Accumulated depreciation	2,414	-
Equipment, net	$8,585	-

Depreciation expense was approximately $907 and $0, respectively, for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, respectively, depreciation expense was approximately $2,414 and $0, respectively.

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

For the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any expense related to this license agreement.

7. LOSS PER SHARE

Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options in the calculation of diluted net loss per common shares would have been antidilutive.

For the three and nine months ended September 30, 2022 and 2021, loss per share of the Company are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Numerator:
Net Loss	$(899,125)	$(62,722)	$(2,767,885)	$(127,132)
Net loss per share attributable to common stockholders	$(899,125)	$(62,722)	$(2,767,885)	$(127,132)
Denominator:
Weighted average common shares outstanding, basic and diluted	11,337,668	9,999,132	10,904,423	9,999,132
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.01)	$(0.25)	$(0.01)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the three months and nine months ended September 30, 2022 and 2021 because including them would have had an anti-dilutive effect.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Shares issuable upon exercise of stock options	207,825	100,005	207,825	100,005
Total	207,825	100,005	207,825	100,005

8. SHARE-BASED COMPENSATION

In August 2021, Limited adopted the 2021 Omnibus Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides that the Company may grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Share-Based Awards to selected employees, directors, and independent contractors of the Company.

Each Award shall be exercisable at such time or times and subject to such terms and conditions set forth in the Incentive Plan, as shall be determined by the administrator in the applicable award agreement. Total shares authorized by the plan was 2,500,000. Awards under the Incentive Plan are exercisable for up to 10 years from the date of issuance. There are 1,092,756 remaining available shares to be issued under the Incentive Plan at September 30, 2022. The number of shares of Common Stock that are reserved and available for issuance under the Incentive Plan shall be subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Plan as defined in Section 4(a) of the Incentive Plan.

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

There were no options granted or modified for the three months ended September 30, 2022. The Company granted 100,005 options for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, stock option activity for time-based options of the Company are as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	100,005	$0.42	9.72	$—
Issued	363,239	2.07	9.43
Exercised	(9,433)	0.90	—
Expired/Forfeited	—	—	—
Outstanding at September 30, 2022	453,811	$1.70	9.30	$16,672

Vested and exercisable September 30, 2022	207,825	$1.20	9.14	$16,672

For the nine months ended September 30, 2022, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	—	$—	—	$—
Issued	944,000	1.45	9.36
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at September 30, 2022	944,000	$1.45	9.36	$—

Vested and exercisable September 30, 2022	—	—	—	—

The aggregate intrinsic value is calculated as the difference between the estimated fair value of the underlying common stock as of September 30, 2022 and the option exercise price.

Total share-based compensation was approximately $38,001 and $21,260, respectively, for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, respectively, share-based compensation was approximately $92,629 and $21,260, respectively.

Total share-based compensation expense is included in General and Administrative expenses on the Condensed Consolidated Statement of Operations and Other Comprehensive Income.

The weighted average grant date fair value for stock options granted during the nine-months ended September 30, 2022 is $0.76. The performance-based and time-based stock options are equity-classified. There were no stock option granted during the three months ended September 30, 2022.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the option awards. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the nine months ended September 30, 2022.

For the Nine Months Ended
September 30, 2022
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

As of September 30, 2022, there was $904,780 unrecognized compensation expense related to options. $211,442 of this cost is subject to time-based conditions, and is to be recognized over a period of approximately 3.3 years. The remaining $693,338 of unrecognized compensation expense relates to performance-based conditions for unvested options. These costs are expected to be recognized over the required service period once the performance condition has occurred or becomes probable. Compensation costs related to the performance stock options are evaluated at each reporting period and subsequently adjusted for changes in the expected outcomes of the performance conditions.

Warrants

In March 2022, the Company issued 350,000 common stock warrants to a non-employee under the Incentive Plan. The common stock warrants are subject to vesting and, grantees become fully vested and exercisable when certain performance requirements are met.

The common stock warrants granted have an exercise price of $1.06. The common stock warrants expire on the ten-year anniversary of the grant date. There were no warrants issued during the three months ended September 30, 2022 and 2021.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	—	$—	—	$—
Issued	350,000	1.06	9.32
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at September 30, 2022	350,000	$1.06	9.32	$—

Vested and exercisable September 30, 2022	—	—	—	—

The grant date fair value for these warrants of $0.66 per warrant for a total fair value of $232,490. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of the common stock warrants options awarded for the nine months ended September 30, 2022.

Nine Months Ended September 30, 2022
Risk-free interest rate	1.75%
Expected dividend yield	—%
Expected term	8.50 years
Expected volatility	63.9%

There was no share-based compensation expense recognized during the three and nine months ended September 30, 2022 and 2021 for warrants.

As of September 30, 2022, there was $232,490 of total performance-based unrecognized compensation costs related to unvested common stock warrants. These costs are expected to be recognized once the performance condition has occurred or becomes probable.

9. RELATED PARTY TRANSACTIONS

Tiziana is a related party as it is under common control. The Company and Tiziana share some directors, an officer and significant shareholders. The Company has also been formed due to an acquisition of a subsidiary company from Tiziana. As of September 30, 2022, Tiziana owns approximately 11.8% of the Company.

As of September 30, 2022 and December 31, 2021, $0 and $1,558,252 respectively, was due from Tiziana in relation to the demerger and supplemental demerger of Limited and StemPrintER, which consists of the related party receivable and related party subscription receivable on the condensed consolidated balance sheet.

Effective with the demerger agreement, the Company entered into a shared services agreement, where the Company outsources certain limited management and administrative services. The Company notes that the fees consist of payroll costs associated with time spent providing services for the Company and are based on actual time spent and the allocated payroll costs. In addition, the Company is charged at cost, for utilization of certain office space. There was no mark-up associated with fees charged for these services. For the three months ended September 30, 2022 and 2021, the Company has incurred approximately $4,708 and $2,986, respectively. Total cost for the nine months ended September 30, 2022 and 2021 were $31,154 and $9,166, respectively.

As of September 30, 2022 and December 31, 2021, $59,306 and $190,838 respectively, was also due to Tiziana, as Tiziana had paid for expenses on behalf of the Company.

In January 2022, the Company and Gabriele Cerrone, who is the Chairman of the Board of Directors and the largest shareholder, entered into an agreement in which he will provide consulting services to the Company for a monthly fee of $5,500. As of September 30, 2022, $49,500 was due to Gabriele Cerrone.

10. INCOME TAXES

For all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future. On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2022. The Company continues to monitor any effects on its financial statements that may result from the CARES Act.

The Company has no open tax audits with any taxing authority as of September 30, 2022.

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

Forward-Looking Statements

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:

●	the success, cost and timing of our clinical development of our products, including the progress of, and results from, our discovery programs and clinical trials of StemPrintER.
●	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
●	our ability to compete with companies currently marketing or engaged in the development of diagnostic tests for indications that our product candidates are designed to target;
●	our plans to pursue research and development of other future product candidates;
●	the potential advantages of our product candidates and those being developed;
●	the rate and degree of market acceptance and clinical utility of our product candidates;
●	the success of our collaborations and partnerships with third parties;
●	our estimates regarding the potential market opportunity for our product candidates;
●	our sales, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	our intellectual property position;
●	our expectations related to the use of capital;
●	the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	the impact of government laws and regulations; and
●	our competitive position.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

This report also contains or may contain estimates, projections and other information concerning our industry and our business, including data regarding the estimated size of our markets and their projected growth rates. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Unless otherwise stated or the context otherwise requires, the terms “AccuStem” “we,” “us,” “our” and the “Company” refer collectively to AccuStem and, where appropriate, its subsidiaries.

Overview

We are a clinical stage diagnostics company dedicated to improving quality of life and outcomes for the more than 18 million people worldwide who are diagnosed with cancer each year. Our plan is to develop and commercialize a suite of novel genomic tests that support decision making along the entire continuum of oncology care. Our focus will be the commercialization of our proprietary genomic test, StemPrintER, for patients with early-stage breast cancer, and we estimate this market opportunity represents more than $1.3 billion in annual revenue.

Our primary product candidate is StemPrintER, a 20-gene prognostic assay intended to predict the risk of distant recurrence (“DR”) in luminal (ER+/HER2-negative) breast cancer patients. The assay was developed to measure the “stemness” of tumors, or how much a tumor behaves like stem cells which could indicate how likely a cancer is to recur or be resistant to standard treatments, ultimately impacting how patients are managed by their multi-disciplinary care team. StemPrintER has been validated in several clinical cohorts and studies, the largest of which are a consecutive series of approximately 2,400 patients from the European Institute of Oncology (“IEO”) and approximately 800 patients from the TransATAC study. In the IEO cohort, StemPrintER High Risk patients (“SPRS High”) were 1.85 times more likely to have a distant recurrence compared to Low Risk (“SPRS Low”) patients (Figure 1) and in the TransATAC cohort, SPRS High patients were 4.27 times more likely to experience a distant recurrence compared to SPRS Low Risk patients (Figure 2). Together, these data confirm that StemPrintER is highly prognostic for outcomes in patients with breast cancer and indicate the potential utility of the test in the oncology clinic.

*SPRS- StemPrintER Recurrence Score; SPRS High- StemPrintER High Risk; SPRS Low- StemPrintER Low Risk

Beyond our initial plans for StemPrintER, we believe there is significant opportunity to expand our product portfolio. First, given the broad applicability of tumor “stemness”, which has been evaluated in a multitude of different cancers, we believe the StemPrint platform will have meaningful clinical utility beyond breast cancer. As such, we will seek to validate and commercialize StemPrint for a variety of different tumor types. Each tumor type, where applicable, would also include ancillary testing to boost our value proposition to physicians and their patients. In addition, we plan to offer ancillary commodity testing (e.g., hereditary genetic testing, somatic mutation testing) that augments our proprietary assays and provides additional information and value to patients and physicians throughout the patient care continuum.

We plan to launch StemPrintER once we have achieved several key milestones. First, we plan to identify or build a laboratory that will be responsible for processing, testing and reporting StemPrintER results for all commercial samples. Further, we plan to transfer the StemPrintER assay from the laboratories in which they were developed to our commercial laboratory. Finally, upon establishing testing capabilities in our commercial laboratory, we will seek to obtain U.S. Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification so that we are able to report results for clinical use and to seek reimbursement from the Centers for Medicare and Medicaid Services. We anticipate that it will take at least 18 months to complete these milestones. Once those tasks are complete, we plan to initially launch StemPrintER in the US and then expand to other markets as we evaluate clinical need and revenue opportunity.

Impact of the COVID-19 Pandemic

In early 2020, an outbreak of the novel strain of coronavirus (COVID-19) emerged globally. As a result, there have been mandates from federal, state and local authorities resulting in an overall decline in economic activity. There have been no material impacts from COVID-19 on our operations for the periods through September 30, 2022. However, it is possible that the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on our operations. The extent of the impact of COVID-19 on operations, liquidity, financial condition, and results of operations remain uncertain at this time.

Financial Operations Overview

We have no products approved for commercial sale and have not generated revenue to date. We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $899,125 and $62,722 for the three months ended September 30, 2022 and 2021, respectively. We incurred net losses of $2,767,855 and $127,132 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $3,492,747. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Segment Information

As of September 30, 2022, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of September 30, 2022, substantially all of our assets were located in the United States. Our headquarters and operations are located in New York, NY and London, UK.

Results of Operations

The following discussion and analysis of our results of operations includes a comparison of the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021:

	Three Months Ended September 30				Nine Months Ended September 30
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development expenses	$58,270	$14,125	$44,145	313%	$133,809	$46,869	$86,940	185%
General and administrative expenses	840,855	48,597	792,258	1630%	2,634,076	80,263	2,553,813	3182%
Loss from operations	899,125	62,722	836,403	1334%	2,767,885	127,132	2,640,753	2077	%
Loss, before income tax	(899,125)	(62,722)	(836,403)	1334%	(2,767,885)	(127,132)	(2,640,753)	2077	%
Income tax benefit (expense)	-	-	-	0%	-	-	-	0%
Net Loss	$(899,125)	$(62,722)	$(836,403)	1334%	$(2,767,885)	$(127,132)	$(2,640,753)	2077	%

Research and development

,

Research and development expenses for the three and nine months ended September 30, 2022 increased to $58,270 and $133,809, respectively, compared to $14,125 and $46,869, respectively, for the three and nine months ended September 30, 2021 primarily due to increase in patent related expenses, and laboratory work and consulting.

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2022 increased to $840,855 and $2,634,076, respectively, compared to $48,597 and $80,263, respectively, for the three and nine months ended September 30, 2021 primarily due to increase an increase of payroll related costs as a result of the new management team structure, as well as costs related to legal fees and other compliance expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses. Our potential products are at various phases of development. We do not expect to generate significant revenue from product sales for several years, if at all. Pursuant to the demerger, Tiziana transferred $1,353,373 (£1,000,000) in cash in January 2022 to us. In addition, subject to the terms of the supplemental demerger agreement, Tiziana invested $2,675,940 (£2,000,000) in cash in March 2022 for additional shares of the Company. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of September 30, 2022, our cash balance is $1,331,960, which is adequate for our current planned level of operations, through at least December 2022.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities	$(1,315,325)	$—

Cash flows used in investing activities	(10,999)	—

Cash flows from financing activities	2,658,284	—

Net increase in cash and cash equivalents	1,331,960	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$1,331,960	$—

We did not generate any cash flows through September 30, 2021 as cash was funded by a related party.

Operating Activities

There was an increase in cash flows from operating activities during the nine months ended September 30, 2022 due to the collection of a receivable from a related party. There were no cash flows from operating activities during the nine months ended September 30, 2021.

Investing Activities

The cash flow used in investing activities increased during the nine months ended September 30, 2022 due to the purchase of computer equipment. There were no cash flows from investing activities during the nine months ended September 30, 2021.

Financing Activities

We generated cash flows from financing activities during the nine months ended September 30, 2022 due to proceeds from the issuance of common stock to Tiziana, as mentioned in the “Sources of Liquidity” section above. There was no net cash received in financing investing activities for the nine months ended September 30, 2021.

Market Capital Expenditure Commitments

We have no material commitment for capital expenditures.

Funding Requirements

We expect that our expenses will increase and operating losses will be generated, and we have $3,492,747 of accumulated deficit as at September 30, 2022. Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements until December 2022. We expect to incur substantial additional expenditures in the near term to support our acceleration of activities. We expect to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15I and 15d-15(e)) as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weaknesses in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal control over financial reporting as of the period ended September 30, 2022 due to a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures. Our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions.

Management’s Plan to Remediate the Material Weakness

Management intends to remediate this item in the following manner:

i. Recruit appropriately skilled accounting resources (the “Remediation Plan”)

Accordingly, management has determined that these control deficiencies constitute a material weakness. Management has begun implementing the Remediation Plan described herein and intends to continue working on it through the year ended December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE* Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2022.

ACCUSTEM SCIENCES, INC.

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

/s/ Wendy Blosser
Wendy Blosser
Chief Executive Officer and Director

