Form 10-K/A
period 2022-12-31
Accustem Sciences Inc.
filed 2023-04-28
CIK 1850767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

As of February 15, 2023, there were 11,346,535 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name:	Auditor Location:
339	Mazars USA LLP	New York, NY

EXPLANATORY NOTE

Accustem Sciences, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 15, 2023 (the “Original Filing”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2023 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Company’s Board of Directors (referred to herein as the “Board”) and/or our Chief Executive Officer.

Name	Age	Position
Wendy Blosser	56	Chief Executive Officer and Director
Jeff Fensterer	43	Chief Operating Officer
Joe Flanagan	48	Chief Business Officer
Keeren Shah	46	Chief Financial Officer
Gabriele Cerrone	50	Director
Willy Simon	70	Director
John Brancaccio	74	Director
Sean McDonald	62	Director

Wendy Blosser

Wendy E. Blosser has served as our Chief Executive Officer since March 2022. Prior to joining our company, Ms. Blosser held various roles launching, relaunching and building organizations in the diagnostic, surgical and capital spaces, with a primary focus in oncology and women’s health. Prior to joining us, Ms. Blosser took a one year sabbatical for personal reasons. From May of 2019 through March 2021, Ms. Blosser served as Chief Commercial Officer at Agendia N.V.. From March 2018 to May 2019, Ms. Blosser held multiple executive roles for the Caravel Ventures portfolio (Animated Dynamics, Strand Diagnostics). From February 2015 to March 2018, Ms. Blosser was Vice President of Sales (February 2015 to March 2017) and then Chief Commercial Officer (March 2017 to March 2018) for Biodesix. Prior to that, Ms. Blosser served as VP of Sales with Integrated Oncology (LabCorp subsidiary). Ms. Blosser began her career in diagnostics at Cytyc Corporation holding several leadership positions in her eight years with the company. We believe Ms. Blosser’s background launching and relaunching products in the diagnostics space, experience providing advisory support to various companies and track record in corporate leadership roles qualifies her to be a member of the Board of Directors.

Jeff Fensterer

Jeff Fensterer has been our Chief Operating Officer since December 2021. Prior to joining us, Mr. Fensterer served as Vice President of Global Marketing and Market Strategy at Agendia N.V. from July 2019 to December 2021. During that time he led product strategy to commercialize novel technologies and developed a marketing program resulting in strong sales volume and revenue growth. From March 2018 to June 2019, Mr. Fensterer held multiple leadership roles for the Caravel Ventures portfolio (Animated Dynamics, Strand Diagnostics). From February 2015 to March 2018, Mr. Fensterer held various commercial leadership roles including Senior Director of Commercial Strategy for Biodesix. Mr. Fensterer received an MBA from Carnegie Mellon Tepper School of Business in May 2015 and a BS degree from Saint Vincent College in May 2001.

Joe Flanagan

Joe Flanagan has been our Chief Business Officer since January 2022. Mr. Flanagan has more than 25 years of sales excellence experience and is a strategic expert, playing a leading role in the commercial development and successful launch of several product offerings from early-stage diagnostic startups to large pharmaceutical companies. Prior to joining us, from April 2021 to January 2022, Mr. Flanagan held a commercial leadership role with Ambry Genetics in their oncology franchise. From July 2019 to March 2021, Mr. Flanagan served as the Vice President of Market Development for Agendia N.V. where he led strategic sales initiatives. From July 2018 to July 2019, he was Vice President of Sales for Circulogene where he led the company’s efforts to sell blood-based genomic and genetic testing for patients with cancer. From March 2015 through July 2018, Mr. Flanagan was the Area Vice President of Sales, East for Biodesix where he was responsible for sales and revenue for the Eastern United States.

Keeren Shah

Keeren Shah has been our Chief Financial Officer since August 2021. Ms. Shah has also served as the Chief Financial Officer of OKYO Pharma Limited since March 2021 and the Finance Director of Tiziana Life Sciences Limited and Rasna Therapeutics, Inc. since August 2020, having previously served as the Financial Controller for Tiziana and its related companies from June 2016 to July 2020. Previously, Ms. Shah spent ten years at Visa, Inc. as a senior leader in its finance team where she was responsible for key financial controller activities, financial planning and analysis, and core processes as well as leading and participating in key transformation programmes and Visa Inc.’s initial public offering. Before joining Visa, Ms. Shah also held a variety of finance positions at other leading companies including Arthur Andersen and BBC Worldwide. She holds a Bachelor of arts with honours in Economics and is a member of the Chartered Institute of Management Accountants.

Gabriele Cerrone

Mr. Gabriele Marco Antonio Cerrone has served as a director of our company since March 2021. Mr. Cerrone founded ten biotechnology companies in oncology, infectious diseases and molecular diagnostics, and has listed seven of these companies on Nasdaq, two on the London Stock Exchange Main Market and AIM Market in London. Mr. Cerrone founded Tiziana Life Sciences Ltd. and has been its Executive Chairman since April 2014. Mr. Cerrone co-founded Cardiff Oncology, Inc., an oncology company and served as its Co-Chairman; he was a co-founder and served as Chairman of both Synergy Pharmaceuticals, Inc. and Callisto Pharmaceuticals, Inc. and was a Director of and led the restructuring of Siga Technologies, Inc. Mr. Cerrone also co-founded FermaVir Pharmaceuticals, Inc. and served as Chairman of the Board until its merger in September 2007 with Inhibitex, Inc. Mr. Cerrone served as a director of Inhibitex, Inc. until its US$2.5bn sale to Bristol Myers Squibb Co in 2012. Mr. Cerrone is the Co-Founder of Rasna Therapeutics Inc., a company focused on the development of therapeutics for leukemias; Co-Founder of Hepion Pharmaceuticals, Inc.; Executive Chairman and Co-Founder of Gensignia Life Sciences, Inc., a molecular diagnostics company focused on oncology using microRNA technology; and founder of BioVitas Capital Ltd. Mr. Cerrone graduated from New York University’s Stern School of Business with a master’s degree in business administration (MBA). We believe Mr. Cerrone’s business and financial expertise qualifies him to be a member of the Board.

Willy Simon

Mr. Simon has served as a director of the company since March 2021. He is a banker and worked at Kredietbank N.V. and Citibank London before serving as an executive member of the Board of Generale Bank NL from 1997 to 1999 and as the chief executive of Fortis Investment Management from 1999 to 2002. He acted as chairman of Bank Oyens & van Eeghen from 2002 to 2004. He was chairman of AIM-tradedVelox3 plc (formerly 24/7 Gaming Group Holdings plc) until 2014 and had been a director of Playlogic Entertainment Inc., a Nasdaq OTC listed company. Willy Simon has been the chairman of Bever Holdings, a company listed in Amsterdam, since 2006 and Chairman of Ducat Maritime since 2015. He is also a non-executive director of OKYO Pharma Ltd. and Tiziana Life Sciences Ltd. We believe Mr. Simon’s business expertise qualifies him to be a member of the Board.

John Brancaccio

Mr. Brancaccio, a retired CPA, has served as a director of our company since March 2021 . From April 2004 until May 2017, Mr. Brancaccio was the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. Mr. Brancaccio served as a director of Callisto Pharmaceuticals, Inc. from April 2004 until its merger with Synergy Pharmaceuticals, Inc. in January 2013 and has been a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) since April 2004, as well as a director of Hepion Pharmaceuticals, Inc. since December 2013, Rasna Therapeutics, Inc. since September 2016, Okyo Pharma Ltd. since June 2020 and Tiziana Life Sciences Ltd. since July 2020. Mr. Brancaccio served as a director of Synergy from July 2008 until April 2019. We believe Mr. Brancaccio’s financial experience qualifies him to be a member of the Board.

Sean McDonald

Mr. McDonald has served as a director of our company since November 2022. Since January 2015, Mr. McDonald has been President and CEO of Ocugenix, Inc., a biotech company focused on ocular diseases. From 2015 to 2016 Mr. McDonald was a venture partner with Adams Capital Management, a venture capital firm specializing in early-stage applied technology investments. Prior to that, from 2001 to 2014, Mr. McDonald served as the CEO of Precision Therapeutics, one of the first biotechnology companies to marry breakthroughs in understanding of cancer biology and the use of machine learning with the goal of developing products that would help cancer patients get the most effective cancer treatment. We believe Mr. McDonald’s business and management experience qualifies him to be a member of the Board.

Board of Directors

Our Board of Directors currently consists of five members consisting of the CEO and four Non-Executive Directors.

Board of Directors Meetings and Committees

Our Board of Directors has established an audit committee, a nomination committee and a compensation committee. Each of these committees operates under formally delegated duties and responsibilities.

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

In making their recommendations, the compensation committee will have due regard to our stockholders’ interests and our performance.

In order to satisfy the independence criteria for compensation committee members set forth in Rule 10C-1 under the Exchange Act, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member must be considered, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates. We believe the composition of our compensation committee will meet the requirements for independence under current SEC rules and regulations.

None of the members of our compensation committee is, or has ever been, an officer or employee of our company.

Nomination Committee

The nomination committee of the Board comprises John Brancaccio and Willy Simon. It is chaired by John Brancaccio, and is responsible for:

●	drawing up selection criteria and appointment procedures for Directors;

●	recommending nominees for election to our Board of Directors and its corresponding committees;

●	assessing the functioning of individual members of our Board of Directors and executive officers and reporting the results of such assessment to our Board of Directors; and

●	developing corporate governance guidelines.

Code of Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, officers and employees. Our Code of Business Conduct and Ethics can be found on our website at www.AccuStem.com. A copy of our Code of Business Conduct and Ethics may be obtained without charge upon written request to Secretary, AccuStem Sciences, Inc., 5 Penn Plaza, 19th Floor, #1954 New York, NY 10001. If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, www.AccuStem.com, and/or in our public filings with the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and our other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year ended December 31, 2022. For the year ended December 31, 2021, we did not pay any cash compensation or benefits, such as pension, retirement or similar benefits, to our executive officers.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)

Wendy Blosser	2022	349,263	105,841	[1]	455,104
Chief Executive Officer

Jeff Fensterer	2022	317,308	30,000	[2]	347,308
Chief Operating Officer

Joe Flanagan	2022	287,692	30,000	[2]	317,692
Chief Business Officer

1)	$58,028 relates to consultancy compensation prior to full time appointment on March 4, 2023 and $47,813 relates to bonus payment
2)	Amount relates to bonus payment

Offer Letters

Wendy Blosser

We entered into an offer letter with Ms. Blosser on February 18, 2022 which was effective on March 4, 2022. This offer letter entitles Ms. Blosser to receive an initial annual base salary of $425,000 per year. Ms. Blosser is eligible to receive an annual bonus of up to 45% of her base salary, such bonus amount to be determined by our board of directors in its sole discretion, provided that $47,813 of such bonus was guaranteed as paid in the first quarter of 2022. Ms. Blosser received a stock option to purchase 81,667 shares of common stock at an exercise price of $15.96 per share which options vest 10% of the shares on each of the first, second, and third anniversaries of March 4, 2022, 20% of the shares upon the fourth anniversary of March 4, 2022, 25% of the shares upon our completion of a single equity financing which results in net proceeds to us of not less than $30,000,000 and 25% of the shares upon us launching a CLIA certified lab in the US by the end of 2023. The agreement provides that Ms. Blosser’s employment with us is at-will. Additionally, Ms. Blosser is subject to a one year non-competition and non-solicitation covenant.

Jeff Fensterer

We entered into an offer letter with Mr. Fensterer on November 25, 2021 which was effective on December 13, 2021. This offer letter entitles Mr. Fensterer to receive an initial annual base salary of $300,000 per year. Mr. Fensterer is eligible to receive an annual bonus of up to 40% of his base salary, such bonus amount to be determined by our board of directors in its sole discretion. Mr. Fensterer received a stock option to purchase 16,500 shares of common stock at an exercise price of $15.96 per share which options vest 10% of the shares on each of the first, second, and third anniversaries of March 4, 2022, 20% of the shares upon the fourth anniversary of March 4, 2022, 25% of the shares upon our completion of a single equity financing which results in net proceeds to us of not less than $30,000,000 and 25% of the shares upon us launching a CLIA certified lab in the US by the end of 2023. The agreement provides that Mr. Fensterer’s employment with us is at-will. Additionally, Mr. Fensterer is subject to a one year non-competition and non-solicitation covenant.

Joe Flanagan

We entered into an offer letter with Mr. Flanagan on December 6, 2021 which was effective on January 17, 2022. This offer letter entitles Mr. Flanagan to receive an initial annual base salary of $300,000 per year. Mr. Flanagan is eligible to receive an annual bonus of up to 40% of his base salary, such bonus amount to be determined by our board of directors in its sole discretion. Mr. Flanagan received a stock option to purchase 16,500 shares of common stock at an exercise price of $15.96 per share which options vest 10% of the shares on each of the first, second, and third anniversaries of March 4, 2022, 20% of the shares upon the fourth anniversary of March 4, 2022, 25% of the shares upon our completion of a single equity financing which results in net proceeds to us of not less than $30,000,000 and 25% of the shares upon us launching a CLIA certified lab in the US by the end of 2023. The agreement provides that Mr. Flanagan employment with us is at-will. Additionally, Mr. Flanagan is subject to a one year non-competition and non-solicitation covenant.

Consulting Agreements

Keeren Shah

We entered into a consultancy agreement with Ms. Shah on March 1, 2021 to provide finance director services. This agreement entitles Ms. Shah to receive a base fee of £15,000 ($18,122, based on an exchange ratio of £1.00 to $1.2081 of as of December 31, 2022) per annum. Ms. Shah may also be eligible to receive a bonus in an amount to be determined in our sole discretion.

Ms. Shah is not entitled to any fringe benefits. If Ms. Shah’s consultancy with the Company is terminated without cause, Ms. Shah will be entitled to a payment in lieu of the fee in an amount equal to her base fee for all or any remaining part of the relevant period of notice.

Ms. Shah is also subject to a 6-month non-solicitation covenant.

Gabriele Cerrone

We entered into a consultancy agreement with Mr. Cerrone on January 1, 2022 to provide business development, strategic planning and corporate finance advice, as well as to fulfill the role of Executive Chairman of the board. This agreement entitles Mr. Cerrone to receive a base fee of $66,000 per annum. Mr. Cerrone may also be eligible to receive a bonus in an amount to be determined in our sole discretion.

Mr. Cerrone is not entitled to any fringe benefits. If Mr. Cerrone’s consultancy with the Company is terminated without cause, Mr. Cerrone will be entitled to a payment in lieu of the base fee in an amount equal to his base fee for all or any remaining part of the relevant period of notice.

Mr. Cerrone is also subject to a six-month non-solicitation covenant.

Annual Bonus

Currently, our senior leadership team has annual bonus opportunities of 40-45% of his or her respective salaries. The bonus plan is based upon achievement of key corporate milestones and is contingent upon board approval. We plan to expand the bonus program as the company hires additional employees.

Outstanding equity awards at fiscal year end

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options as well as the exercise prices and expiration dates thereof, as of December 31, 2022. Except for the options set forth in the table below, no other equity awards were held by any of our named executive officers as of December 31, 2022.

	Option Awards[1]
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Wendy Blosser	-	490,000	(2)(4)	$2.13	3/23/2032
Chief Executive Officer

Jeff Fensterer	-	99,000	(3)(4)	$2.13	1/25/2032
Chief Operating Officer

Joe Flanagan	-	99,000	(3)(4)	$2.13	1/25/2032
Chief Business Officer

1)	For each executive officer, the shares listed in this table are subject to a single stock option award carrying the varying exercise prices as set forth herein. The option awards remain exercisable until they expire ten years from the date of grant, subject to earlier expiration following termination of employment.
2)	49,000 stock options vested on January 25, 2023
3)	9,900 stock options vested on January 25, 2023
4)	50% of the options are time-based and 50% are performance based.

Director and Non-Employee Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2022. Directors who are also employees do not receive cash or equity compensation for service on our Board of Directors in addition to compensation payable for their service as employees of the Company.

Name	2022 Fees Earned or Paid in Cash ($)	2021 Fees Earned or Paid in Cash ($)
Dr. Kunwar Shailubhai (1)	39,000	-
Gabriele Cerrone	66,000	-
Willy Simon	50,000	4,166
John Brancaccio	50,000	4,166
Sean McDonald (2)	8,333	-

(1)	Dr. Shailubhai resigned as a director on June 20, 2022.
(2)	Sean McDonald was appointed to the Board of Directors on November 14, 2022. A portion of the fees earned was related to services provided prior to appointment to the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2022 by:

●	each of our Directors;

●	each of our executive officers; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5 per cent. of our outstanding Common Stock.

Name of Beneficial Owner	Shares	Number of Ordinary Shares Beneficially Owned Percentage(1)
Named Executive Officers and Directors
Gabriele Cerrone (2) (3) (4)	3,872,264	34.00%
Willy Simon	9,789	*
Keeren Shah (5)	5,251	*
John Brancaccio (6)	8,964	*
Wendy Blosser (7)	51,000	*
Sean McDonald	-	-
Jeff Fensterer (8)	9,900	*
Joe Flanagan (8)	9,900	*
All executive officers and directors as a group (eight persons)	3,967,068	34.59%
5% Stockholders
Planwise Group Limited (1) (2)	3,294,338	29.03%
Tiziana Lifesciences Ltd	1,337,970	11.79%

*	Represents beneficial ownership of less than one percent.

(1)	“Percentage of Shares Beneficially Owned” is based on 11,346,535 common stock issued and outstanding as at December 31, 2022.

(2)	Gabriele Cerrone, a director of our company, is the beneficial owner of the entire issued share capital of Planwise Group Limited. Planwise Group Limited is incorporated in the British Virgin Islands with a registered address at Offshore Incorporations Centre, P.O. Box 957, Road Town, Tortola, British Virgin Islands.

(3)	This includes shares held by Mr. Cerrone personally and shares held by Planwise Group Limited and Panetta Partners Limited (being entities in which Mr. Cerrone is considered to have a beneficial interest).

(4)	Consists of 41,041 stock options which are currently exercisable or exercisable within 60 days of December 31, 2022

(5)	Consists of 5,001 stock options which are currently exercisable or exercisable within 60 days of December 31, 2022

(6)	Consists of 8,964 stock options which are currently exercisable or exercisable within 60 days of December 31, 2022

(7)	Consists of 49,000 stock options which are currently exercisable or exercisable within 60 days of December 31, 2022

(8)	Consists of 9,900 stock options which are currently exercisable or exercisable within 60 days of December 31, 2022

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Common stock subject to options that are currently exercisable or exercisable within 60 days after December 31, 2022 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investment power with respect to all of the common stock beneficially owned by them, subject to community property laws, where applicable. The information in the table above is based on information known to us or ascertained by us from public filings made by the shareholders We have also set forth below information known to us regarding any significant change in the percentage ownership of our common stock by any major shareholders during the past three years. The major shareholders listed below do not have voting rights with respect to their common stock that are different from the voting rights of other holders of our common stock. To our knowledge there has been no significant change in the percentage ownership held by the major shareholders listed above in the last three years. We are not aware that the Company is directly owned or controlled by another corporation, any foreign government or any other natural or legal person (s) severally or jointly. We are not aware of any arrangement, the operation of which may result in a Change of Control of the Company.

Equity Compensation Plan Information

Summary Description of the 2021 Omnibus Equity Incentive Plan

Effective August 1, 2021 (“Adoption Date”), the Company adopted the 2021 Omnibus Equity Incentive Plan (the “Incentive Plan”) to provide an additional incentive, strengthen the commitment, motivate to faithful and diligently perform responsibilities, attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the company, to selected employees, directors, and independent contractors of the company or its affiliates whose contributions are essential to the growth and success of the company. The Plan provides that the company may grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. Any employee, director or consultant of the Company or any of its subsidiaries will be eligible to participate in the 2021 Plan. The number of shares of the Company Common Stock that reserved for issuance under the 2021 Plan is 2,500,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2022 and 2021, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this prospectus. We also describe below certain other transactions with our directors, executive officers, and stockholder.

Corporate Reorganization

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

The demerger agreement provides for the transfer by Tiziana to us of the entire issued share capital of StemPrintER Sciences Limited (“StemPrintER Sciences”), the Tiziana entity to which Tiziana contributed all of the assets and intellectual property relating to the StemPrint project and $1,353,373 (£1,000,000) in cash.

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

Agreements with Our Executive Officers and Directors

We entered into a consulting agreement with Ms. Shah on March 1, 2021 to provide finance director services. This agreement entitles Ms. Shah to receive a base fee of £15,000 ($18,122, based on an exchange ratio of £1.00 to $1.2081 of as of December 31, 2022) per annum. Ms. Shah may also be eligible to receive a bonus in an amount to be determined in our sole discretion.

Ms. Shah is not entitled to any fringe benefits. If Ms. Shah’s consulting agreement is terminated without cause, Ms. Shah will be entitled to a payment in lieu of notice to the equal to her base fee for all or any remaining part of the relevant period of notice.

Ms. Shah is also subject to a six-month non-solicitation covenant.

Gabriele Cerrone

We entered into a consultancy agreement with Mr. Cerrone on January 1, 2022 to provide business development, strategic planning and corporate finance advice, as well as to fulfill the role of Executive Chairman of the board. This agreement entitles Mr. Cerrone to receive a base fee of $66,000 per annum. Mr. Cerrone may also be eligible to receive a bonus in an amount to be determined in our sole discretion.

Mr. Cerrone is not entitled to any fringe benefits. If Mr. Cerrone’s consultancy with the Company is terminated without cause, Mr. Cerrone will be entitled to a payment in lieu of the base fee in an amount equal to his basic fee for all or any remaining part of the relevant period of notice.

Mr. Cerrone is also subject to a 6-month non-competition and non-solicitation covenant.

GenSignia IP Ltd. License Agreement

On June 23, 2022, we entered into an Assignment and Assumption Agreement with GenSignia pursuant to which GenSignia assigned all of its rights under a license agreement between Biomirna Holdings Ltd. and GenSignia Inc. effective as of December 21, 2011, as amended (the “MSC License”), to us. Gabriele Cerrone, our Chairman is the Chairman of GenSignia. The MSC License provides for the payment of up to $400,000 in milestone payments and low single digit percentage in royalties based on net sales. The MSC License remains in effect until the royalty term has expired with respect to all licensed products in all countries. The MSC License may be terminated by either party in the event of a material breach and in addition, we may terminate the MSC License at any time upon 90 days’ notice.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, our board of directors has determined that Messrs. Simon, Brancaccio and McDonald do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of the Nasdaq Capital Market. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in this section.

Item 14. Principal Accountant Fees and Services

Mazars LLP has been our auditor since our incorporation on June 5, 2020 and for registration statement filed on Form 20-F filed under International Financial Reporting Standards (IFRS); its address is Tower Bridge House, St Katharine’s Way, London E1W 1DD, United Kingdom. Mazars is registered to perform audits in the U.K. by the Institute of Chartered Accountants in England and Wales and is a registered auditor with the PCAOB. In March 2022, the Audit Committee approved the appointment of Mazars USA LLP; its address 135 West 50th Street, New York 10020 as the Company’s new independent registered public accounting firm. Mazars USA LLP completed the audit of the Company under US GAAP for the periods ended December 31, 2022 and 2021.

Current Independent Registered Public Accounting Firm Fees

The Audit Committee works with our management in order to negotiate appropriate fees with its independent registered public accounting firm and is ultimately responsible for approving those fees. The following is a summary and description of fees for services provided by the independent registered public accounting firms in fiscal years 2022 and 2021. Other than as set forth below, no professional services were rendered or fees billed by Mazars USA LLP or Mazars LLP during fiscal years 2022 and 2021.

	2022	2021
Audit Fees*	$155,567	$44,187
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$155,567	$44,187

* Mazars USA LLP was not engaged until 2022, accordingly no fees were paid to Mazars USA LLP in 2020 or 2021. The amount billed in 2022 includes invoices for the audit for the year ended 2022 and 2021. In 2023, we have been billed or expect to be billed approximately $76,000 for the audit for the year ended 2022.

Item 15. Exhibits, Financial Statement Schedules

3.1	Amended and Restated Certificate of Incorporation of AccuStem Sciences Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 3, 2021)

3.2	Bylaws of AccuStem Sciences Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 2, 2021)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Form S-1 filed November 17, 2022)

4.2	Demerger Agreement between Tiziana Life Sciences PLC and AccuStem Sciences Limited dated October 5, 2020 (incorporated by reference to Exhibit 4.3 to Form 20-F filed March 12, 2021)

4.3	Supplemental Demerger Agreement between Tiziana Life Sciences PLC and AccuStem Sciences Limited dated October 30, 2020 (incorporated by reference to Exhibit 4.4 to Form 20-F filed March 12, 2021)

4.4*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	License Agreement dated June 24, 2014 by and between TTFactor Srl and Fondazione Firc per l’Oncologia Molecolare and Universita degli Studi di Milano and Tiziana Life Sciences plc (incorporated by reference to Exhibit 4.5 to Form 20-F filed May 7, 2021)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 3, 2021)

10.3	AccuStem Sciences Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 3, 2021)

10.4	Shared Services Agreement by and between Accustem Sciences Ltd. and Tiziana Life Sciences plc dated as of January 1, 2021 (incorporated by reference to Exhibit 10.4 to Form S-1 filed November 17, 2022).

10.5	Offer Letter dated February 18, 2022 between Accustem Sciences, Inc. and Wendy Blosser (incorporated by reference to Exhibit 10.5 to Form S-1 filed November 17, 2022).

10.6	Offer Letter dated November 25, 2021 between Accustem Sciences, Inc. and Jeff Fensterer (incorporated by reference to Exhibit 10.6 to Form S-1 filed November 17, 2022)

10.7	Offer Letter dated December 6, 2021 between Accustem Sciences, Inc. and Joe Flanagan (incorporated by reference to Exhibit 10.7 to Form S-1 filed November 17, 2022)

10.8	Consulting Agreement dated March 21, 2021 between Keeren Shah and Accustem Sciences, Inc. (incorporated by reference to Exhibit 10.8 to Form S-1 filed November 17, 2022)

10.9	Consulting Agreement dated January 1, 2022 between Gabriele Cerrone and Accustem Sciences, Inc. (incorporated by reference to Exhibit 10.9 to Form S-1 filed November 17, 2022) .

10.10	First Amendment to License Agreement by and between AccuStem Sciences, Inc., Istituto Europeo di Oncologia Srl and Universita degli Studi di Milano, dated November 9, 2022 (incorporated by reference to Exhibit 10.10 to Form S-1 filed November 17, 2022) .

10.11	Amendment to Consulting Agreement dated July 22, 2021 between Keeren Shah and Accustem Sciences, Inc. (incorporated by reference to Exhibit 10.11 to Form S-1 filed November 17, 2022)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 8.1 to Form 20-F filed May 7, 2021)

24.1*	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

101.DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE* Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2023.

ACCUSTEM SCIENCES, INC.
(Registrant)

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 28, 2023 by the following persons on behalf of the Registrant and in the capacities indicated.

*
Wendy Blosser
Chief Executive Officer and Director

*
Keeren Shah
Chief Financial Officer

*
Gabriele Cerrone
Director

*
Sean McDonald
Director

*
Willy Simon
Director

*
John Brancaccio
Director

*By:	/s/ Keeren Shah
Attorney-in- Fact

-15-