Form 10-Q
period 2023-09-30
Accustem Sciences Inc.
filed 2023-11-13
CIK 1850767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 11,346,535 shares of Common Stock, $0.001 par value outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$71,010	$733,978
Prepaid expenses	181,610	168,430
Other Current Assets	-	29,603
Total Current Assets	252,620	932,011
Equipment, net	4,955	7,678

TOTAL ASSETS	$257,575	$939,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$432,363	$311,834
Related party payable	1,132,394	142,229
Accrued expenses	465,503	518,625
Note Payable	112,752	106,551
Total Current Liabilities	2,143,012	1,079,239

TOTAL LIABILITIES	2,143,012	1,079,239

Stockholders’ Equity
Preferred stock $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.001 par value; 150,000,000 shares authorized; 11,346,535 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	11,346	11,346
Additional paid-in capital	4,379,120	4,320,385
Accumulated deficit	(6,275,903)	(4,471,281)
TOTAL STOCKHOLDERS’ EQUITY	(1,885,437)	(139,550)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$257,575	$939,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

OPERATING EXPENSES

Research and development expenses	$19,951	$58,270	$50,128	$133,809
General and administrative expenses	578,574	840,855	1,754,494	2,634,076
Total operating expenses	598,525	899,125	1,804,622	2,767,885
LOSS FROM OPERATIONS	(598,525)	(899,125)	(1,804,622)	(2,767,885)

LOSS, BEFORE TAX	(598,525)	(899,125)	(1,804,622)	(2,767,885)
Income tax benefit (expense)	-	-	-	-
NET LOSS	$(598,525)	$(899,125)	$(1,804,622)	$(2,767,885)

Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.08)	$(0.16)	$(0.25)

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	11,346,535	11,337,668	11,346,535	10,904,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For Three Months Ended September 30, 2023

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at June 30, 2023	11,346,535	$11,346	$4,359,220	$(5,677,378)	$(1,306,812)
Share-based compensation	-	-	19,900	-	19,900
Net loss	-	-	-	(598,525)	(598,525)
Balance at September 30, 2023	11,346,535	$11,346	$4,379,120	$(6,275,903)	$(1,885,437)

For Three Months Ended September 30, 2022

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance at June 30, 2022	11,337,571	$11,337	$4,232,851	-	-	$(2,593,622)	$1,650,566
Share-based compensation	-	-	38,001	-	-	-	38,001
Exercise of common stock options	8,964	9	8,273	-	-	-	8,282
Net loss	-	-	-	-	-	(899,125)	(899,125)
Balance at September 30, 2022	11,346,535	$11,346	$4,279,125	-	-	$(3,492,747)	$797,724

For Nine Months Ended September 30, 2023

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2022	11,346,535	$11,346	$4,320,385	$(4,471,281)	$(139,550)
Share-based compensation	-	-	58,735	-	58,735
Net loss	-	-	-	(1,804,622)	(1,804,622)
Balance at September 30, 2023	11,346,535	$11,346	$4,379,120	$(6,275,903)	$(1,885,437)

For Nine Months Ended September 30, 2022

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2021	9,999,132	$9,999	$1,503,434	$(204,879)	$66,981	$(724,862)	$650,673
Share-based compensation	-	-	92,629	-	-	-	92,629
Issuance of common stock	1,337,970	1,338	2,674,602	-	-	-	2,675,940
Receipt of subscription receivable	-	-	-	204,879	-	-	204,879
Exercise of common stock options	9,433	9	8,460	-	-	-	8,469
Foreign currency translation adjustment	-	-	-	-	(66,981)	-	(66,981)
Net loss	-	-	-	-	-	(2,767,885)	(2,767,885)
Balance at September 30, 2022	11,346,535	$11,346	$4,279,125	-	-	$(3,492,747)	$797,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30
	2023	2022
Operating Activities
Net loss	$(1,804,622)	$(2,767,885)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Foreign currency translation	-	(66,981)
Depreciation	2,723	2,414
Share-based compensation	58,735	92,629
Change in operating assets and liabilities:
Related party receivable	-	1,353,373
Prepaid expenses	269,880	157,009
Other current assets	29,603	-
Accounts payable	120,529	(233,791)
Related party payable	49,500	49,500
Accrued expenses	(46,960)	229,940
Net cash used in operating activities	(1,320,612)	(1,183,792)

Investing Activities
Purchases of equipment	-	(10,999)
Net cash used in investing activities	-	(10,999)

Financing Activities
Advances from related party	940,665	59,305
Payments on advances from related party		(190,838)
Proceeds from receipt of subscription receivable	-	204,879
Proceeds from issuance of common stock	-	2,675,940
Proceeds from exercise of options	-	8,469
Payments on note payable	(283,021)	(231,004)
Net cash provided by financing activities	657,644	2,526,751

(Decrease) Increase in cash	(662,968)	1,331,960

Cash, beginning of period	733,978	-
Cash, end of period	$71,010	$1,331,960

Supplemental disclosure of noncash investing and financing activities
Issuance of Note Payable for payment of prepaid expense	372,879	439,122
Amendment of Issuance of Note Payable for payment of prepaid expense	(89,818)	-
Supplemental cash flow information
Cash paid for interest	4,728	5,726

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

Liquidity and Going Concern

The condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has financed its activities principally from support from a related party. The Company has incurred a net loss in every fiscal period since inception. For the nine months ended September 30, 2023, the Company incurred a net loss of $1,804,622. The Company has an accumulated deficit of $6,275,903 as of September 30, 2023. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of its technology and products, and expenses related to the commercialization of its products.

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

Cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less at the date of purchase and money market accounts to be cash equivalents. At September 30, 2023 and December 31, 2022, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

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

Recent Accounting Standards

Adopted Accounting Standards

None

Standards not yet adopted

None

3. EQUIPMENT

Equipment consists of the following:

	September 30, 2023	December 31, 2022
Computer equipment	$10,999	10,999
Less: Accumulated depreciation	6,044	3,321
Equipment, net	$4,955	7,678

Depreciation expense was approximately $907 for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, respectively, depreciation expense was approximately $2,723 and $2,414, respectively.

Depreciation expense is included within General and Administrative expenses in the accompanying Condensed Consolidated Statement of Operations.

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Corporate bonus	$272,603	369,528
Legal expense	147,006	124,245
Other	45,894	24,852
Total accrued expenses	$465,503	$518,625

5. NOTE PAYABLE

On May 20, 2023, the Company renewed its Directors and Officers Liability Insurance agreement for $372,880. Under the terms of the agreement, the Company made a down payment of $75,000, with the remaining balance financed over the remaining term at an annual percentage rate of 7.50%. Beginning June 2023, the Company will make 10 monthly payments of $30,822, with the last payment expected to be made in March 2024. In August 2023, the Company amended the agreement, which reduced the monthly payment from $30,822 to $18,792. At the end of September 30, 2023, the outstanding balance on the note payable was $112,752.

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

For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any expense related to this license agreement.

7. LOSS PER SHARE

Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options in the calculation of diluted net loss per common shares would have been antidilutive.

For the three and nine months ended September 30, 2023 and 2022, loss per share of the Company are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Numerator:
Net Loss	$(598,525)	$(899,125)	$(1,804,622)	$(2,767,885)
Net loss per share attributable to common stockholders	$(598,525)	$(899,125)	$(1,804,622)	$(2,767,885)
Denominator:
Weighted average common shares outstanding, basic and diluted	11,346,535	11,337,668	11,346,535	10,904,423
Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.08)	$(0.16)	$(0.25)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the three months and nine months ended September 30, 2023 and 2022 because including them would have had an anti-dilutive effect.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Shares issuable upon exercise of stock options	1,261,115	1,397,811	1,261,115	1,397,811
Warrants to purchase common stock outstanding	350,000	350,000	350,000	350,000
Total	1,611,115	1,747,811	1,611,115	1,747,811

8. SHARE-BASED COMPENSATION

In August 2021, AccuStem adopted the 2021 Omnibus Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides that the Company may grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Share-Based Awards to selected employees, directors, and independent contractors of the Company.

Each Award shall be exercisable at such time or times and subject to such terms and conditions set forth in the Incentive Plan, as shall be determined by the administrator in the applicable award agreement. Total shares authorized by the Incentive Plan was 2,500,000. Awards under the Incentive Plan are exercisable for up to 10 years from the date of issuance. There are 1,229,452 remaining available shares to be issued under the Incentive Plan at September 30, 2023. The number of shares of Common Stock that are reserved and available for issuance under the Incentive Plan shall be subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Plan as defined in Section 4(a) of the Incentive Plan.

Options

There were no options granted or modified for the three and nine months ended September 30, 2023, and for the three months ended September 30, 2022.

The Company issued 1,307,239 options during the first quarter of 2022 for employees, directors and non-employees under the Incentive Plan. The options granted had an exercise price ranging from $1.06 to $2.13 and expire on the ten-year anniversary of the grant date.

For the nine months ended September 30, 2022, stock option activity for time-based options of the Company are as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	100,005	$0.42	9.72	$—
Issued	363,239	2.07	9.43	—
Exercised	(9,433)	0.90	—	—
Expired/Forfeited	—	—	—	—
Outstanding at September 30, 2022	453,811	$1.70	9.30	$16,672

Vested and exercisable September 30, 2022	207,825	$1.20	9.14	$16,672

For the nine months ended September 30, 2022, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	—	$—	—	$—
Issued	944,000	1.45	9.36	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at September 30, 2022	944,000	$1.45	9.36	$—

Vested and exercisable September 30, 2022	—	—	—	—

For the nine months ended September 30, 2023, stock option activity for time-based options of the Company are as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	416,115	$1.86	9.13	$57,207
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	(49,500)	2.13	—	—
Outstanding at September 30, 2023	366,615	$1.82	8.40	$27,384

Vested and exercisable September 30, 2023	119,765	$1.29	8.22	$27,384

For the nine months ended September 30, 2023, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	944,000	$1.45	9.11	$174,000
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	(49,500)	—	—	—
Outstanding at September 30, 2023	894,500	$1.41	8.36	$—

Vested and exercisable September 30, 2023	—	—	—	—

The aggregate intrinsic value is calculated as the difference between the estimated fair value of the underlying common stock as of September 30, 2023 and the option exercise price.

Total share-based compensation was approximately $19,900 and $38,001, respectively, for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, respectively, share-based compensation was approximately $58,735 and $92,629, respectively.

Total share-based compensation expense is included in General and Administrative expenses on the Condensed Consolidated Statement of Operations.

There was no time based or performance -based stock option granted during the nine months ended September 30, 2023.

The weighted average grant date fair value for stock options granted during the nine months ended September 30, 2022 is $0.76. The performance-based and time-based stock options are equity-classified.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the option awards. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Risk-free interest rate	—	1.54 - 2.34%
Expected dividend yield	—	—%
Expected term	—	5.00 – 8.50 years
Expected volatility	—	57.2 - 65.7%

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

As of September 30, 2023, there was $772,580 unrecognized compensation expense related to options. $102,213 of this cost is subject to time-based conditions, and is to be recognized over a period of approximately 2.6 years. The remaining $670,368 of unrecognized compensation expense relates to performance-based conditions for unvested options. These costs are expected to be recognized over the required service period once the performance condition has occurred or becomes probable. Compensation costs related to the performance stock options are evaluated at each reporting period and subsequently adjusted for changes in the expected outcomes of the performance conditions.

Warrants

In March 2022, the Company issued 350,000 common stock warrants to a non-employee under the Incentive Plan. The common stock warrants are subject to vesting and, grantees become fully vested and exercisable when certain performance requirements are met.

The common stock warrants granted have an exercise price of $1.06. The common stock warrants expire on the ten-year anniversary of the grant date. There were no warrants issued during the three months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2022, warrant activity of the Company are as follows:

	Number of shares	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	—	$—	—	$—
Issued	350,000	1.06	9.32	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at September 30, 2022	350,000	$1.06	9.32	$—

Vested and exercisable September 30, 2022	—	—	—	—

For the nine months ended September 30, 2023, warrant activity of the Company are as follows:

	Number of shares	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	350,000	$1.06	9.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at September 30, 2023	350,000	$1.06	8.32	$—

Vested and exercisable September 30, 2023	—	—	—	—

The grant date fair value for these warrants of $0.66 per warrant for a total fair value of $232,490. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of the common stock warrants options awarded for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Risk-free interest rate	—	1.75%
Expected dividend yield	—	—%
Expected term	—	8.50 years
Expected volatility	—	63.9%

There was no share-based compensation expense recognized during the three and nine months ended September 30, 2023 and 2022 for warrants.

As of September 30, 2023, there was $232,490 of total performance-based unrecognized compensation costs related to unvested common stock warrants. These costs are expected to be recognized once the performance condition has occurred or becomes probable.

9. RELATED PARTY TRANSACTIONS

Tiziana Life Sciences Limited (“Tiziana”) is a related party as it is under common control. The Company and Tiziana share directors, officers and significant shareholders. The Company has also been formed due to an acquisition of a subsidiary company from Tiziana. As of September 30, 2023, Tiziana owns approximately 11.8% of the Company.

Effective with the demerger agreement, the Company entered into a shared services agreement, where the Company outsources certain limited management and administrative services. The Company notes that the fees consist of payroll costs associated with time spent providing services for the Company and are based on actual time spent and the allocated payroll costs. In addition, the Company is charged, at cost, for utilization of certain office space. There was no mark-up associated with fees charged for these services. For the three months ended September 30, 2023 and 2022, the Company has incurred approximately $4,955 and $4,708, respectively.

As of September 30, 2023 and December 31, 2022, $1,016,894 and $76,229 respectively, was also due to Tiziana, as Tiziana had paid for expenses on behalf of the Company. Subsequent to September 30, 2023, Tiziana had paid for an additional $70,000 of expenses on behalf of the Company.

In January 2022, the Company and Gabriele Cerrone, who is the Chairman of the Board of Directors and the largest shareholder, entered into an agreement in which he will provide consulting services to the Company for a monthly fee of $5,500. As of September 30, 2023, $115,500 was due to Gabriele Cerrone.

10. INCOME TAXES

The Company recorded no provision or benefit for income tax expense for the three months ended September 30, 2023. For all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open tax audits with any taxing authority as of September 30, 2023.

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

Financial Operations Overview

We have no products approved for commercial sale and have not generated revenue to date. We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $598,525 and $899,125 for the three months ended September 30, 2023 and 2022, respectively. We incurred net losses of $1,804,622 and $2,767,885 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $6,275,903. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Segment Information

As of September 30, 2023, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of September 30, 2023, substantially all of our assets were located in the United States. Our headquarters and operations are located in New York, NY and London, UK.

Results of Operations

The following discussion and analysis of our results of operations includes a comparison of the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022:

	Three Months Ended September 30				Nine Months Ended September 30
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development expenses	$19,951	$58,270	$(38,319)	-66%	$50,128	$133,809	$(83,681)	-63%
General and administrative expenses	578,574	840,855	(262,281)	-31%	1,754,494	2,634,076	(879,852)	-33%
Loss from operations	598,525	899,125	(300,600)	-33%	1,804,622	2,767,885	(963,263)	-35%
Loss, before income tax	(598,525)	(899,125)	300,600	-33%	(1,804,622)	(2,767,885)	963,263	-35%
Income tax benefit (expense)	-	-	-	0%	-	-	-	0%
Net Loss	$(598,525)	$(899,125)	$300,600	-33%	$(1,804,622)	$(2,767,885)	$963,263	-35%

Research and development

Research and development expenses for the three and nine months ended September 30, 2023 decreased to $19,951 and $50,128, respectively, compared to $58,270 and $133,809, respectively, for the three and nine months ended September 30, 2022 primarily due to a decrease in patent related expenses, and laboratory work and consulting.

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2023 decreased to $578,574 and $1,754,494, respectively, compared to $840,855 and $2,634,076, respectively, for the three and nine months ended September 30, 2022 primarily due to a decrease of payroll related costs as a result of changes in management, legal fees and other compliance expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses. Our potential products are at various phases of development. We do not expect to generate significant revenue from product sales for several years, if at all. Pursuant to the demerger, Tiziana transferred $1,353,373 (£1,000,000) in cash in January 2022 to us. In addition, subject to the terms of the supplemental demerger agreement, Tiziana invested $2,675,940 (£2,000,000) in cash in March 2022 for additional shares of the Company. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of September 30, 2023, our cash balance is $71,010, which is not adequate for our current planned level of operations through at least 12 months from the issuance date of these condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities	$(1,320,612)	$(1,183,792)

Cash flows used in investing activities	—	(10,999)

Cash flows provided by financing activities	657,644	2,526,751

Net (decrease) increase in cash and cash equivalents	(662,968)	1,331,960
Cash and cash equivalents at beginning of period	733,978	—
Cash and cash equivalents at end of period	$71,010	$1,331,960

Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was primarily the result of net losses, partially offset by prepaid expenses and accounts payable.

During the nine months ended September 30, 2022, net cash used in operating activities was primarily the result of net losses, partially offset by the collection of a receivable from a related party.

Investing Activities

There were no cash flows from investing activities during the nine months ended September 30, 2023.

The cash flow used in investing activities increased during the nine months ended September 30, 2022 was due to the purchase of computer equipment.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was primarily due to advances from a related party, partially offset by payments on a note payable.

We generated cash flows from financing activities during the nine months ended September 30, 2022 due to proceeds from the issuance of common stock to Tiziana.

Market Capital Expenditure Commitments

We have no material commitment for capital expenditures.

Funding Requirements

We expect that our expenses will increase and operating losses will be generated, and we have $6,275,903 of accumulated deficit as at September 30, 2023. Based on our current plans, we believe our existing cash and cash equivalents will not be sufficient to fund our operations and capital expenditure requirements through at least 12 months from the issuance date of these condensed consolidated financial statements. We expect to incur substantial additional expenditures in the near term to support our acceleration of activities. We expect to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15I and 15d-15(e)) as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weaknesses in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal control over financial reporting as of the period ended September 30, 2023 due to a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures. Our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE* Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2023.

ACCUSTEM SCIENCES, INC.

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on November 13, 2023 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Wendy Blosser
Wendy Blosser
Chief Executive Officer and Director

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

