Form 10-K
period 2023-12-31
Accustem Sciences Inc.
filed 2024-03-22
CIK 1850767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Company’s common stock held by non-affiliates of the registrant was $15,998,614, computed by reference to the closing sale price of the common stock on the OTCQB Venture Marketplace on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 22, 2024, there were 11,346,535 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

We hold licensing rights for the MSC test (MicroRNA Signature Classifier), which is designed to help determine whether lung nodules identified by LDCT screening are benign or malignant.

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Intellectual Property

We consider the protection of our proprietary technologies and products, as well as our ability to maintain patent protection that covers the composition of matter of our product candidates, their methods of use, and other related technologies and inventions, to be a critical element in the success of our business. As of March 4, 2024, our licensed intellectual property included three patent families.

We license rights to one patent family covering the StemPrintER algorithm and methods of stratifying breast cancer patients with issued patents in the U.S. and in Europe which expire in 2037, and pending applications in Canada and the U.S. Any patent issuing from the pending applications is expected to expire in 2037, without taking into account any potential patent term extensions or patent term adjustment.

We also license rights to one patent family covering the SPARE algorithm and methods of assessing risk of breast cancer recurrence, which has pending applications in the U.S. and in Europe and Canada. Any patent issuing from these applications is expected to expire in 2041, without taking into account any potential patent term extensions or patent term adjustment.

We also license one patent family relating to miRNA-based methods of detecting lung cancer, which has one issued patent in Europe which will expire in 2034, and a pending application in the U.S.. Any patent issuing from the pending U.S. application is expected to expire in 2034, without taking into account any potential patent term extensions or patent term adjustment.

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

Human Capital

As of December 31, 2023, we had three full time employees. These employees are not represented by a labor union or covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

While our executive officers devote such time to us as they deem reasonable and necessary to discharge the business of our company, our officers have professional interests in a variety of activities other than those relevant to us and are not required to devote any minimum amount of time to our business. Keeren Shah, our Chief Financial Officer also serves as Chief Financial Officer of Tiziana Life Sciences, OKYO Pharma Ltd and Actavia Life Sciences, Inc. ( formerly known as Rasna Therapeutics Inc). Accordingly, conflicts may arise in the allocation of time between our company and one or more of these activities. While we expect that our board of directors and management will exercise their fiduciary obligation to our company, there are no assurances any conflicts of interest which may arise will be resolved in our favor.

Risks Specific to Our Financial Position and the Future Financing of the Business

We have incurred net losses in every year since our inception. We anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical stage diagnostic company with a limited operating history. Since our inception in May 2013, we have incurred significant net losses. Our net losses were $2,050,664 and $3,746,419 for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $6,521,945. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant and increasing operating expenses and losses for the foreseeable future. These net losses will adversely impact our stockholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern

Since inception, we have incurred cumulative losses from operations, negative cash flows from operating activities and have accumulated deficits of $6,521,945 and $4,471,281 as of December 31, 2023 and 2022, respectively. We expect to continue to generate significant operating losses for the foreseeable future. Based on our recurring losses from operations since inception and continued cash outflows from operating activities, in our audited consolidated financial statements for the years ended December 31, 2023 and 2022, we concluded that this circumstance raised substantial doubt about our ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in its report on the consolidated financial statements for the years ended December 31, 2023 and 2022, our independent registered public accounting firm included an emphasis of matter paragraph stating that our recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2023 and 2022 do not include any adjustments that may result from the outcome of this uncertainty.

Risks Related to our Business Operations

Risks relating to managing growth, employee matters and other risks relating to our business

As of December 31, 2023, we had three full-time employees. As we mature, we expect to expand our full-time employee base and hire more scientists, technicians and other skilled and experienced personnel. Our management may need to divert a disproportionate amount of its attention away from the day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional products or technologies. If the management is unable to effectively manage our growth, our expenses may increase more than expected, the ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our principal shareholder has a significant holding in the company which may give them influence in certain matters requiring approval by shareholders, including approval of significant corporate transactions in certain circumstances

As of December 31, 2023, Gabriele Cerrone and Planwise Group Limited, a company in which Mr. Cerrone is the sole beneficial owner, held a beneficial ownership interest in aggregate of approximately 33.77% of our outstanding common stock. Accordingly, Mr. Cerrone will, as a practical matter, be able to significantly influence certain matters requiring approval by stockholders, including approval of significant corporate transactions in certain circumstances. Such concentration of ownership may also have the effect of delaying or preventing any future proposed change in control of the Company. The trading price of the common stock could be adversely affected if potential new investors are disinclined to invest in us because they perceive disadvantages to a large shareholding being concentrated in the hands of a single shareholder.

We are an “emerging growth company”, and there are reduced disclosure requirements applicable to emerging growth companies

We are an “emerging growth company” as defined in the SEC’s rules and regulations and we will remain an emerging growth company until the earlier to occur of (1) the last day of 2025, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer”, under the SEC’s rules, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and study subjects, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyberattack. The number and complexity of these threats continue to increase over time. If a material breach of, or accidental or intentional loss of data from, our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. These systems are also critical to enable remote working arrangements, which have been growing in importance. The size and complexity of our computer systems make us potentially vulnerable to IT system breakdowns, internal and external malicious intrusion, and computer viruses and ransomware, which may impact product production and key business processes. We also have outsourced significant elements of our information technology infrastructure and operations to third parties, which may allow them to access our confidential information and may also make our systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by such third parties or others.

In addition, our systems are potentially vulnerable to data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. There is the potential that our systems may be directly or indirectly affected as nation-states conduct global cyberwarfare, including in connection with the current Russia-Ukraine or Hamas-Israel armed conflict.

Due to the nature of some of these attacks, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, and to oversee and monitor the security measures of our suppliers and/or service providers, there can be no assurance that our efforts will prevent service interruptions or security breaches. In addition, we depend in part on third-party security measures over which we do not have full control to protect against data security breaches.

If we or our suppliers and/or service providers fail to maintain or protect our information technology systems and data security effectively and in compliance with U.S. and foreign laws, or fail to anticipate, plan for, or manage significant disruptions to these systems, we or our suppliers and/or service providers could have difficulty preventing, detecting, or controlling such disruptions or security breaches, which could result in legal proceedings, liability under U.S. and foreign laws that protect the privacy of personal information, disruptions to our operations, government investigations, breach of contract claims, and damage to our reputation (in each case in the U.S. or globally), which could have a material adverse effect on our business, prospects, operating results, and financial condition.

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

We have been a private company with limited accounting personnel to adequately execute our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. As a newly public company, we have designed a control environment as required of public companies under the rules and regulations of the SEC. The Company identified a material weakness as of December 31, 2023 over internal controls over financial reporting due to a lack of accounting resources. If we fail to remediate a material weakness, or if we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

Item 1b. Unresolved Staff Comments

Not applicable.

1c. Cybersecurity

We believe cybersecurity is critical to advancing our technological advancements. As a biopharmaceutical company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our cybersecurity consultant, regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The full Board retains oversight of cybersecurity because of its importance. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board, as appropriate. Our Cybersecurity consultant has extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks.

As a medical diagnostic company, we must comply with extensive regulations, including requirements imposed by the Federal Drug Administration related to adequately safeguarding patient information and reporting cybersecurity incidents to the SEC. We work with our cybersecurity consultant on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. We believe we are positioned to meet the requirements of the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach.

We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a supplier, subcontractor or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on us. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

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

Number of Stockholders

As of March 22, 2024, we had approximately 510 holders of record of our common stock.

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

Financial Operations Overview

We have no products approved for commercial sale and have not generated revenue to date. We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $2,050,664 and $3,746,419 for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $6,521,945. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Segment Information

As of December 31, 2023, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of December 31, 2023, substantially all of our assets were located in the United States. Our headquarters and operations are located in New York, NY and London, UK.

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

Research and development expenses account for a significant portion of our operating expenses. We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of our product candidates. We anticipate that our research and development expenses will be higher in fiscal year 2024 and subsequent periods as compared to the prior periods presented herein as we prepare to establish a CLIA certified lab.

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

We anticipate that our general and administrative expenses will increase in fiscal year 2024 as compared to the prior periods presented herein as a result of higher corporate infrastructure costs including, but not limited to accounting, legal, human resources, consulting, investor relations, and public company insurance fees.

Results of Operations

The following discussion and analysis of our results of operations includes a comparison of the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022	$ Change	% Change
Revenue	$—	$—	$—	—%
Research and development expenses	139,663	266,933	(127,270)	-48%
General and administrative expenses	1,911,001	3,479,486	(1,568,485)	-45%
Loss from operations	2,050,664	3,746,419	(1,695,755)	-45%
Loss, before income tax	(2,050,664)	(3,746,419)	1,695,755	-45%
Income tax benefit (expense)	—	—	—	—%
Net loss	$(2,050,664)	$(3,746,419)	$1,695,755	-45%

Research and development

Research and development expenses decreased $127,270 in 2023 as compared to 2022 from $266,993 to $139,663, primarily due to decreases in patent related expenses, and laboratory work and consulting.

General and administrative

General and administrative expenses decreased $1,568,485 in 2023 as compared to 2022 from $3,479,486 to $2,050,664, primarily due to increase an decrease of payroll related costs as a result of the a change in the management team structure, change in bonus accrual estimate, as well as costs related to legal fees and other compliance expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses. Our potential products are at various phases of development. We do not expect to generate significant revenue from product sales for several years, if at all. Pursuant to the demerger, Tiziana transferred $1,353,373 (£1,000,000) in cash in January 2022 to us. In addition, subject to the terms of the supplemental demerger agreement, Tiziana invested $2,675,940 (£2,000,000) in cash in March 2022 for additional shares of the Company. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of December 31, 2023, our cash balance is $21,481 which is not adequate for our current planned level of operations, through at least April 2024.

Our cash flows may fluctuate and are difficult to forecast and will depend on many factors.

Cash Flows

The following table summarizes our cash flows:

	December 31, 2023	December 31, 2022
Cash flows used in operating activities	$(1,615,643)	$(1,806,053)

Cash flows used in investing activities	—	(10,999)

Cash flows from financing activities	903,146	2,551,030

Net increase (decrease) in cash and cash equivalents	(712,497)	733,978
Cash and cash equivalents at beginning of period	733,978	—
Cash and cash equivalents at end of period	$21,481	$733,978

Operating Activities

There was a decrease in cash flows from operating activities during the year ended December 31, 2023. The net loss of $2,050,664 was offset by depreciation expense of $3,630, stock based compensation expense of $78,634, and changes in operating assets and liabilities of $352,757.

Investing Activities

There were no cash flows from operating activities during the year ended December 31, 2023.

The cash flow used in investing activities increased during the year ended December 31, 2022 due to the purchase of computer equipment.

Financing Activities

We generated cash flows from financing activities during the year ended December 31, 2023 due to advances from related party of $1,246,757, offset by payments on a note payable of $343,611. We generated cash flows from financing activities during the year ended December 31, 2022 due to proceeds from the issuance of common stock to Tiziana.

Market Capital Expenditure Commitments

We have no material commitment for capital expenditures.

Funding Requirements

We expect that our expenses will increase and operating losses will be generated for several years. We have an accumulated deficit of $6,521,945 as of December 31, 2023. Based on our current plans, we believe our existing cash and cash equivalents will not be sufficient to fund our operations and capital expenditure requirements beyond April 2024. We expect to incur substantial additional expenditures in the near term to support our acceleration of activities. We expect to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 2023, we are not subject to any material market risk, including interest rate risk and foreign currency exchange rate risk. We additionally do not have material commodity price or equity price risks.

Item 8. Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of AccuStem Sciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AccuStem Sciences Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since inception. The Company also had an accumulated deficit of $6,521,945 at December 31, 2023. The Company is dependent on obtaining necessary funding from institutional investors or others, in order to continue their operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

March 22, 2024

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$21,481	$733,978
Prepaid expenses	108,368	168,430
Other Current Assets	-	29,603
Total Current Assets	$129,849	$932,011
Equipment, net	4,048	7,678

TOTAL ASSETS	$133,897	$939,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$578,378	$311,834
Related party payable	1,454,986	142,229
Accrued expenses	156,434	518,625
Note Payable	55,679	106,551
Total Current Liabilities	2,245,477	1,079,239

TOTAL LIABILITIES	2,245,477	1,079,239

Stockholders’ Equity
Preferred stock $.001 par value; 10,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock $.001 par value; 150,000,000 shares authorized; 11,346,535 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	11,346	11,346
Additional paid-in capital	4,399,019	4,320,385
Accumulated deficit	(6,521,945)	(4,471,281)
TOTAL STOCKHOLDERS’ EQUITY	(2,111,580)	(139,550)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,897	$939,689

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2023	2022
OPERATING EXPENSES
Research and development expenses	$139,663	$266,933
General and administrative expenses	1,911,001	3,479,486
Total operating expenses	2,050,664	3,746,419
LOSS FROM OPERATIONS	(2,050,664)	(3,746,419)

LOSS, BEFORE INCOME TAX	(2,050,664)	(3,746,419)
Income tax benefit (expense)	—	—
NET LOSS	$(2,050,664)	$(3,746,419)

Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.34)

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	11,346,535	11,016,165

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2021	9,999,132	9,999	1,503,434	(204,879)	66,981	(724,862)	650,673
Share-based compensation	—	—	133,889	—	—	—	133,889
Issuance of common stock	1,337,970	1,338	2,674,602	—	—	—	2,675,940
Receipt of subscription receivable	—	—	—	204,879	—	—	204,879
Exercise of common stock options	9,433	9	8,460	—	—	—	8,469
Foreign currency translation adjustment	—	—	—	—	(66,981)	—	(66,981)
Net loss	—	—	—	—	—	(3,746,419)	(3,746,419)
Balance at December 31, 2022	11,346,535	$11,346	$4,320,385	$—	$—	$(4,471,281)	$(139,550)
Share-based compensation	—	—	78,634	—	—	—	78,634
Net loss	—	—	—	—	—	(2,050,664)	(2,050,664)
Balance at December 31, 2023	11,346,535	11,346	4,399,019	—	—	(6,521,945)	(2,111,580)

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31
	2023	2022
Operating Activities
Net loss	(2,050,664)	(3,746,419)

Adjustments to reconcile net loss to net cash provided by operating activities
Foreign currency translation	-	(66,981)
Depreciation	3,630	3,321
Share-based compensation	78,634	133,889
Change in operating assets and liabilities:
Related party receivable	-	1,353,373
Prepaid expenses	343,122	270,692
Other current assets	29,603	(29,603)
Accounts payable	266,544	(76,846)
Related party payable	66,000	(48,609)
Accrued expenses	(352,512)	401,130
Net cash used in operating activities	(1,615,643)	(1,806,053)

Investing Activities
Purchases of equipment	-	(10,999)
Net cash used in investing activities	-	(10,999)

Financing Activities
Advances from related party	1,246,757	-
Proceeds from receipt of subscription receivable	-	204,879
Proceeds from issuance of common stock	-	2,675,940
Proceeds from exercise of options	-	8,469
Payments on note payable	(343,611)	(338,258)
Net cash provided by financing activities	903,146	2,551,030

Increase (decrease) in cash	(712,497)	733,978

Cash, beginning of year	733,978	-
Cash, end of year	21,481	733,978

Supplemental disclosure of noncash investing and financing activities
Issuance of Note Payable for payment of prepaid expense	372,879	439,122
Amendment of Issuance of Note Payable for payment of prepaid expense	(89,818)	-
Supplemental cash flow information
Cash paid for interest	7,192	7,474

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

AccuStem Sciences Inc. and its subsidiary (the “Company”) is a clinical stage diagnostics company dedicated to improving quality of life and outcomes for the more than 18 million people worldwide who are diagnosed with cancer each year.

Liquidity and Going Concern

The consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business.

The Company has financed its activities principally from support from a related party. The Company has incurred a net loss in every fiscal period since inception. For the year ended December 31, 2023, the Company incurred a net loss of $2,050,664. The Company has an accumulated deficit as of December 31, 2023 of $6,521,945. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of its technology and products, and expenses related to the commercialization of its products.

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

Use of Estimates

The preparation of financial statements in conformity with U.S GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less at the date of purchase and money market accounts to be cash equivalents. At December 31, 2023, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

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

Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2023 and 2022. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. As of December 31, 2023, open years related to federal and state jurisdictions are 2020, 2021, 2022 and 2023.

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

The Company’s financial liabilities include trade and other payables. The carrying value of such amounts approximate fair value based on the short-term nature of the items. The Company does not hold any financial assets or liabilities at fair value through profit or loss or fair value through other comprehensive income.

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

Foreign Currencies

The consolidated financial statements are presented in United States dollars which is the Company’s reporting and functional currency as the Company’s operating and capital costs are transacted in U.S. dollars. The Company’s fully consolidated subsidiary functional currency continued to be GBP, which is the currency of the primary economic environment in which the entities operated. There was no activity in the subsidiary for the periods ended December 31, 2023 and 2022.

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

Recently Issued and Adopted Accounting Standards

None

Issued Accounting Standards Not Yet Adopted

There are no recently issued accounting standards that have not been adopted that would affect the financial statements of the Company.

3. EQUIPMENT

Equipment consists of the following:

	December 31, 2023	December 31, 2022
Computer equipment	$10,999	10,999
Less: Accumulated depreciation	6,951	3,321
Equipment, net	$4,048	7,678

Depreciation expense was approximately $3,630 and $3,321 , respectively, for the year ended December 31, 2023 and 2022, respectively.

Depreciation expense is included within General and Administrative expenses in the accompanying Consolidated Statement of Operations.

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2023	December 31, 2022
Corporate bonus	$-	369,528
Legal expense	146,594	124,245
Other	9,840	24,852
Total accrued expenses	$156,434	$518,625

5. NOTE PAYABLE

On May 20, 2023, the Company renewed its Directors and Officers Liability Insurance agreement for $372,880. Under the terms of the agreement, the Company made a down payment of $75,000, with the remaining balance financed over the remaining term at an annual percentage rate of 7.50%. Beginning June 2023, the Company will make 10 monthly payments of $30,822, with the last payment expected to be made in March 2024. In August 2023, the Company amended the agreement, which reduced the monthly payment from $30,822 to $18,792. At December 31, 2023, the outstanding balance on the note payable was $55,679.

On May 20, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $439,122. Under the terms of the agreement, the Company made a down payment of $88,000, with the remaining balance financed over the remaining term at an annual percentage rate of 3.95%. The Company makes monthly payments of $35,751, with the last payment expected to be made in March 2023. At December 31, 2023, the outstanding balance on the note payable was $106,551.

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

For the years ended December 31, 2023 and 2022, the Company did not recognize any expense related to this license agreement as no milestones were reached.

7. LOSS PER SHARE

Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options in the calculation of diluted net loss per common shares would have been antidilutive.

For the years ended December 31, 2023 and 2022, loss per share of the Company are as follows:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2023	2022
Numerator:
Net Loss	$(2,050,664)	$(3,746,419)
Net loss attributable to common shareholders	$(2,050,664)	$(3,746,419)
Denominator:
Weighted-average common shares outstanding, basic and diluted	11,346,535	11,016,165

Net loss per common share, basic and diluted	$(0.18)	$(0.34)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2023	2022
Stock options to purchase common stock outstanding	1,261,115	1,360,115
Warrants to purchase common stock outstanding	350,000	350,000
Total	1,611,115	1,710,115

8. SHARE-BASED COMPENSATION

In August 2021, Limited adopted the 2021 Omnibus Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides that the Company may grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Share-Based Awards to selected employees, directors, and independent contractors of the Company.

Each Award shall be exercisable at such time or times and subject to such terms and conditions set forth in the Incentive Plan, as shall be determined by the administrator in the applicable award agreement. Total shares authorized by the plan was 2,500,000. Awards under the Incentive Plan are exercisable for up to 10 years from the date of issuance. There are 1,229,452 remaining available shares to be issued under the Incentive Plan at December 31, 2023. The number of shares of Common Stock that are reserved and available for issuance under the Incentive Plan shall be subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Plan as defined in Section 4(a) of the Incentive Plan.

Options

The Company issued 1,322,239 options during the year ended December 31, 2022 for employees, directors and non-employees under the Incentive Plan. The options granted have an exercise price ranging from $1.00 to $2.13 and expire on the ten-year anniversary of the grant date. The Company did not issue any options during the year ended December 31, 2023.

For the year ended December 31, 2022, stock option activity for time-based options of the Company are as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	100,005	$0.42	9.72	$—
Issued	378,239	2.03	9.20	—
Exercised	(9,433)	0.90	—	—
Expired/Forfeited	(52,696)	0.28	—	—
Outstanding at December 31, 2022	416,115	$1.86	9.13	$57,207

Vested and exercisable December 31, 2022	57,115	$0.44	8.68	$51,957

For the year ended December 31, 2023, stock option activity for time-based options of the Company are as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	416,115	$1.86	9.13	$57,207
Issued	-	-	-	—
Exercised	-	-	—	—
Expired/Forfeited	(49,500)	2.13	—	—
Outstanding at December 31, 2023	366,615	$1.82	8.14	$15,686

Vested and exercisable December 31, 2023	119,765	$1.29	7.97	$15,686

For the year December 31, 2023, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	944,000	$1.45	9.11	$174,000
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	(49,500)	—	—	—
Outstanding at December 31, 2023	894,500	$1.41	8.11	$—

Vested and exercisable December 31, 2023	—	—	—	—

The aggregate intrinsic value is calculated as the difference between the estimated fair value of the underlying common stock as of December 31, 2023 and the option exercise price.

Total share-based compensation was approximately $76,634 and $133,889, respectively, for the year ended December 31, 2023 and 2022, respectively.

Total share-based compensation expense is included in General and Administrative expenses on the Condensed Consolidated Statement of Operations.

The weighted average grant date fair value for stock options granted was $0.76 and $0.42 during the year ended December 31, 2022. The performance-based and time-based stock options are equity-classified. There was no stock options granted during the year ended December 31, 2023.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the option awards. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the year ended December 31, 2023 and 2023.

	2023	2022
Risk-free interest rate	—	1.54 - 4.2 0%
Expected dividend yield	—	—%
Expected term	—	5.00 – 8.50 years
Expected volatility	—	57.2 - 65.7%

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

As of December 31, 2023, there was $772,580 unrecognized compensation expense related to options. $102,213 of this cost is subject to time-based conditions, and is to be recognized over a period of approximately 2.3 years. The remaining $670,368 of unrecognized compensation expense relates to performance-based conditions for unvested options.

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

The common stock warrants granted have an exercise price of $1.06. The common stock warrants expire on the ten-year anniversary of the grant date. There were no warrants issued during the year ended December 31, 2023.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	—	$—	—	$—
Issued	350,000	1.06	9.07	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2022	350,000	$1.06	9.07	$—

Vested and exercisable December 31, 2022	—	—	—	—

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	350,000	$1.06	9.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2023	350,000	$1.06	8.07	$—

Vested and exercisable December 31, 2023	—	—	—	—

The grant date fair value for these warrants of $0.66 per warrant for a total fair value of $232,490. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of the common stock warrants options awarded for the year ended December 31, 2023.

	December 31, 2023	December 31, 2022
Risk-free interest rate	—	1.75%
Expected dividend yield	—	—
Expected term	—	8.50 years
Expected volatility	—	63.9%

There was no share-based compensation expense recognized during the year ended December 31, 2023 and 2022 for warrants.

As of December 31, 2023, there was $232,490 of total performance-based unrecognized compensation costs related to unvested common stock warrants. These costs are expected to be recognized once the performance condition has occurred or becomes probable.

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

9. RELATED PARTY TRANSACTIONS

Tiziana is a related party as the entity is controlled by a person that has a significant influence over the group. The Company and Tiziana share some directors, an officer and significant shareholders. The Company has also been formed due to an acquisition of a subsidiary company from Tiziana. As of December 31, 2023, Tiziana owns approximately 11.8% of the Company.

Effective with the demerger agreement, the Company entered into a shared services agreement, where the Company outsources certain limited management and administrative services. The Company notes that the fees consist of payroll costs associated with time spent providing services for the Company and are based on actual time spent and the allocated payroll costs. In addition, the Company is charged at cost, for utilization of certain office space. There was no mark-up associated with fees charged for these services. Total cost for the year ended December 31, 2023 and 2022 were $17,971 and $35,668, respectively.

As of December 31, 2023 and 2022, $176,501 and $76,229 respectively, was also due to Tiziana, as Tiziana had paid for expenses on behalf of the Company.

In January 2022, the Company and Gabriele Cerrone, who is the Chairman of the Board of Directors and the largest shareholder, entered into an agreement in which he will provide consulting services to the Company for a monthly fee of $5,500. As of December 31, 2023 and 2022, $132,000 and $66,000, respectively, was due to Gabriele Cerrone.

10. INCOME TAXES

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rate of 21% to the net loss before income taxes for the year ended December 31, 2023 and 2022 are as follows:

Rate reconciliation	2023	2022
Pre-tax Book Income	21.00%	21.00%
Permanent differences	(0.81)%	(0.96)%
Foreign net operating loss write-off	(0.00)%	(2.56)%
Increase in valuation allowance	(23.58)%	(18.84)%
State taxes	3.39%	1.36%
Total tax expense	0.00%	0.00%

Income Tax Expenses attributable to income for continuing operations consists of the following:

Income tax expense	Current	Deferred	Total
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Total taxes	-	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of the asset and liabilities for financial reporting purposes, and amounts used for income tax purposes.

The temporary differences resulted in the deferred tax assets and liabilities as follows:

	2023	2022
Net operating loss carryforwards	$1,230,980	$731,909
Compensation accruals	-	88,423
Fixed assets	293	252
Patents	26,588	25,998
R&D expenses	101,024	28,793
Total deferred tax assets	1,358,885	875,375
Less: valuation allowance	$(1,358,885)	$(875,375)
Net deferred tax asset	-	-

At December 31, 2023 and 2022, the Company had net operating losses of approximately $5,350,379 and $3,276,370 for federal income tax purposes, and approximately $3,865,989 and $1,133,327 for state income tax purposes.

In assessing the realizability of the deferred tax assets, management determined whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential and tax planning strategies in making these assessments.

Based on the above criteria, the Company believes that it is more likely than not that the full amount of the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance of approximately $1,358,885 against net deferred tax assets that is not expected to be realized for the period ended December 31, 2023 and approximately $875,375 for the period ended December 31, 2022.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties or interest during the years ended December 31, 2023 and 2022.

The Company files tax returns as prescribed by the laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and state jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2023, open years related to federal and state jurisdictions are 2020, 2021, 2022 and 2023.

The Company has no open tax audits with any tax authority of December 31, 2023.

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

Management has determined that we did not maintain effective internal control over financial reporting as of the period ended December 31, 2023 due to a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures. Our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions.

Management’s Plan to Remediate the Material Weakness

Management intends to remediate this item in the following manner:

i. Recruit appropriately skilled accounting resources (the “Remediation Plan”)

Accordingly, management has determined that these control deficiencies constitute a material weakness. Management has begun implementing the Remediation Plan described herein and intends to continue working on it through the year ended December 31, 2024 when appropriate funding is received.

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

Name	Age	Position
Wendy Blosser	57	Chief Executive Officer and Director
Joe Flanagan	49	Chief Business Officer
Keeren Shah	47	Chief Financial Officer
Gabriele Cerrone	51	Director
Willy Simon	71	Director
John Brancaccio	75	Director
Sean McDonald	63	Director

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and our other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)

Wendy Blosser (Chief Executive Officer)	2023	425,000	-		425,000
	2022	349,263	105,841	[1]	455,104

Jeff Fensterer (Chief Operating Officer)[3]	2023	138,654	26,589	[4]	165,243
	2022	317,308	30,000	[2]	347,308

Joe Flanagan (Chief Business Officer)	2023	300,000	-		300,000
	2022	287,692	30,000	[2]	317,692

1)	$58,028 relates to consultancy compensation prior to full time appointment on March 4, 2023 and $47,813 relates to bonus payment
2)	Amount relates to bonus payment
3)	On June 5, 2023, Jeff Fensterer, Chief Operating Officer, resigned his position with the Company for personal reasons, effective as of June 16, 2023. Jeff Fensterer moved into a consulting position with the Company.
4)	Amount relates to consulting fees

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

Consulting Agreements

Keeren Shah

We entered into a consultancy agreement with Ms. Shah on March 1, 2021 to provide finance director services. This agreement entitles Ms. Shah to receive a base fee of £15,000 ($16,554, based on an exchange ratio of £1.00 to $1.1036 of as of December 31, 2023) per annum. Ms. Shah may also be eligible to receive a bonus in an amount to be determined in our sole discretion.

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

Outstanding equity awards at fiscal year end

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options as well as the exercise prices and expiration dates thereof, as of December 31, 2023. Except for the options set forth in the table below, no other equity awards were held by any of our named executive officers as of December 31, 2023.

	Option Awards[1]
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Wendy Blosser	98,000	392,000	(2)(4)	$2.13	3/23/2032
Chief Executive Officer

Joe Flanagan	19,800	79,200	(3)(5)	$2.13	1/25/2032
Chief Business Officer

1)	For each executive officer, the shares listed in this table are subject to a single stock option award carrying the varying exercise prices as set forth herein. The option awards remain exercisable until they expire ten years from the date of grant, subject to earlier expiration following termination of employment.
2)	49,000 stock options vested on January 25, 2024
3)	9,900 stock options vested on January 25, 2024
4) 5)	147,000 of the options are time-based and 245,000 are performance based. 29,700 of the options are time-based and 49,500 are performance based.

Director and Non-Employee Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2023. Directors who are also employees do not receive cash or equity compensation for service on our Board of Directors in addition to compensation payable for their service as employees of the Company.

Name	2023 Fees Earned or Paid in Cash ($)
Gabriele Cerrone	66,000
Willy Simon	50,000
John Brancaccio	50,000
Sean McDonald	50,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2023 by:

●	each of our Directors;

●	each of our executive officers; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5 per cent. of our outstanding Common Stock.

Name of Beneficial Owner	Shares	Number of Ordinary Shares Beneficially Owned Percentage(1)
Named Executive Officers and Directors
Gabriele Cerrone (2) (3) (4)	3,872,264	34.00%
Willy Simon	9,789	*
Keeren Shah (5)	5,251	*
John Brancaccio (6)	8,964	*
Wendy Blosser (7)	100,000	*
Joe Flanagan (8)	19,800	*
All executive officers and directors as a group (six persons)	4,016,068	34.86%
5% Stockholders
Planwise Group Limited (1) (2)	3,294,338	29.03%
Tiziana Lifesciences Ltd	1,337,970	11.79%

*	Represents beneficial ownership of less than one percent.

(1)	“Percentage of Shares Beneficially Owned” is based on 11,346,535 common stock issued and outstanding as at December 31, 2023.

(2)	Gabriele Cerrone, a director of our company, is the beneficial owner of the entire issued share capital of Planwise Group Limited. Planwise Group Limited is incorporated in the British Virgin Islands with a registered address at Offshore Incorporations Centre, P.O. Box 957, Road Town, Tortola, British Virgin Islands.

(3)	This includes shares held by Mr. Cerrone personally and shares held by Planwise Group Limited and Panetta Partners Limited (being entities in which Mr. Cerrone is considered to have a beneficial interest).

(4)	Consists of 41,041 stock options which are currently exercisable or exercisable within 60 days of December 31, 2023

(5)	Consists of 5,001 stock options which are currently exercisable or exercisable within 60 days of December 31, 2023

(6)	Consists of 8,964 stock options which are currently exercisable or exercisable within 60 days of December 31, 2023

(7)	Consists of 98,000 stock options which are currently exercisable or exercisable within 60 days of December 31, 2023

(8)	Consists of 19,800 stock options which are currently exercisable or exercisable within 60 days of December 31, 2023

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Common stock subject to options that are currently exercisable or exercisable within 60 days after December 31, 2023 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investment power with respect to all of the common stock beneficially owned by them, subject to community property laws, where applicable. The information in the table above is based on information known to us or ascertained by us from public filings made by the shareholders.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2023 and 2022, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this prospectus. We also describe below certain other transactions with our directors, executive officers, and stockholder.

Agreements with Our Executive Officers and Directors

We entered into a consulting agreement with Ms. Shah on March 1, 2021 to provide finance director services. This agreement entitles Ms. Shah to receive a base fee of £15,000 ($16,554, based on an exchange ratio of £1.00 to $1.1036 of as of December 31, 2023) per annum. Ms. Shah may also be eligible to receive a bonus in an amount to be determined in our sole discretion.

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

Item 14. Principal Accountant Fees and Services

Mazars LLP has been our auditor since our incorporation on June 5, 2020 and for registration statement filed on Form 20-F filed under International Financial Reporting Standards (IFRS); its address is Tower Bridge House, St Katharine’s Way, London E1W 1DD, United Kingdom. Mazars is registered to perform audits in the U.K. by the Institute of Chartered Accountants in England and Wales and is a registered auditor with the PCAOB. In March 2022, the Audit Committee approved the appointment of Mazars USA LLP; its address 135 West 50th Street, New York 10020 as the Company’s new independent registered public accounting firm. Mazars USA LLP completed the audit of the Company under US GAAP for the periods ended December 31, 2023 and 2022.

Current Independent Registered Public Accounting Firm Fees

The Audit Committee works with our management in order to negotiate appropriate fees with its independent registered public accounting firm and is ultimately responsible for approving those fees. The following is a summary and description of fees for services provided by the independent registered public accounting firms in fiscal years 2023 and 2022. Other than as set forth below, no professional services were rendered or fees billed by Mazars USA LLP or Mazars LLP during fiscal years 2023 and 2022.

	2023	2022
Audit Fees	$130,740	$142,500
All Other Fees	-	13,067
Total	$130,740	$155,567

Item 15. Exhibits, Financial Statement Schedules

3.1	Amended and Restated Certificate of Incorporation of AccuStem Sciences Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 3, 2021)

3.2	Bylaws of AccuStem Sciences Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 2, 2021)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Form S-1 filed November 17, 2022)

4.2	Demerger Agreement between Tiziana Life Sciences PLC and AccuStem Sciences Limited dated October 5, 2020 (incorporated by reference to Exhibit 4.3 to Form 20-F filed March 12, 2021)

4.3	Supplemental Demerger Agreement between Tiziana Life Sciences PLC and AccuStem Sciences Limited dated October 30, 2020 (incorporated by reference to Exhibit 4.4 to Form 20-F filed March 12, 2021)

4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	License Agreement dated June 24, 2014 by and between TTFactor Srl and Fondazione Firc per l’Oncologia Molecolare and Universita degli Studi di Milano and Tiziana Life Sciences plc (incorporated by reference to Exhibit 4.5 to Form 20-F filed May 7, 2021)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 3, 2021)

10.3	AccuStem Sciences Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 3, 2021)

10.4	Shared Services Agreement by and between Accustem Sciences Ltd. and Tiziana Life Sciences plc dated as of January 1, 2021 (incorporated by reference to Exhibit 10.4 to Form S-1 filed November 17, 2022).

10.5	Offer Letter dated February 18, 2022 between Accustem Sciences, Inc. and Wendy Blosser (incorporated by reference to Exhibit 10.5 to Form S-1 filed November 17, 2022).

10.6	Offer Letter dated November 25, 2021 between Accustem Sciences, Inc. and Jeff Fensterer (incorporated by reference to Exhibit 10.6 to Form S-1 filed November 17, 2022)

10.7	Offer Letter dated December 6, 2021 between Accustem Sciences, Inc. and Joe Flanagan (incorporated by reference to Exhibit 10.7 to Form S-1 filed November 17, 2022)

10.8	Consulting Agreement dated March 21, 2021 between Keeren Shah and Accustem Sciences, Inc. (incorporated by reference to Exhibit 10.8 to Form S-1 filed November 17, 2022)

10.9	Consulting Agreement dated January 1, 2022 between Gabriele Cerrone and Accustem Sciences, Inc. (incorporated by reference to Exhibit 10.9 to Form S-1 filed November 17, 2022) .

10.10	First Amendment to License Agreement by and between AccuStem Sciences, Inc., Istituto Europeo di Oncologia Srl and Universita degli Studi di Milano, dated November 9, 2022 (incorporated by reference to Exhibit 10.10 to Form S-1 filed November 17, 2022) .

10.11	Amendment to Consulting Agreement dated July 22, 2021 between Keeren Shah and Accustem Sciences, Inc. (incorporated by reference to Exhibit 10.11 to Form S-1 filed November 17, 2022)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 8.1 to Form 20-F filed May 7, 2021)

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Accustem Sciences, Inc. Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2024.

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

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 22, 2024 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Wendy Blosser
Wendy Blosser
Chief Executive Officer and Director

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

/s/ Gabriele Cerrone
Gabriele Cerrone
Director

/s/ Sean McDonald
Sean McDonald
Director

/s/ Willy Simon
Willy Simon
Director

/s/ John Brancaccio
John Brancaccio
Director

-68-