Form 10-Q
period 2024-03-31
Accustem Sciences Inc.
filed 2024-05-20
CIK 1850767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2024

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

As of May 10, 2024, there were 11,346,535 shares of Common Stock, $0.001 par value outstanding.

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

The results for the period ended March 31, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years December 31, 2023 and 2022 included in our annual report on Form 10-K filed with the US. Securities and Exchange Commission (the “SEC”) on March 22, 2024.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$9,373	$21,481
Prepaid expenses	38,428	108,368
Total Current Assets	47,801	129,849
Equipment, net	3,140	4,048

TOTAL ASSETS	$50,941	$133,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$649,480	$578,378
Related party payable	1,801,908	1,454,986
Accrued expenses	219,567	156,434
Note Payable	-	55,679
Total Current Liabilities	2,670,955	2,245,477

TOTAL LIABILITIES	2,670,955	2,245,477

Stockholders’ Equity
Preferred stock $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.001 par value; 150,000,000 shares authorized; 11,346,535 and 11,346,535 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	11,346	11,346
Additional paid-in capital	4,417,187	4,399,019
Accumulated deficit	(7,048,547)	(6,521,945)
TOTAL STOCKHOLDERS’ EQUITY	(2,620,014)	(2,111,580)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,941	$133,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(LOSS)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

OPERATING EXPENSES

Research and development expenses	$23,197	$15,602
General and administrative expenses	503,405	817,739
Total operating expenses	526,602	833,341
LOSS FROM OPERATIONS	(526,602)	(833,341)

LOSS, BEFORE TAX	(526,602)	(833,341)
Income tax benefit (expense)	—	—
NET LOSS	$(526,602)	$(833,341)

Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.07)

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	11,346,535	11,346,535

NET LOSS	$(526,602)	$(833,341)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2022	11,346,535	$11,346	$4,320,385	$(4,471,281)	$(139,550)
Share-based compensation	—	—	26,209	—	26,209
Net loss	—	—	—	(833,341)	(833,341)
Balance at March 31, 2023	11,346,535	$11,346	$4,346,594	$(5,304,622)	$(946,682)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2023	11,346,535	$11,346	$4,399,019	$(6,521,945)	$(2,111,580)
Share-based compensation	—	—	18,168	—	18,168
Net loss	—	—	—	(526,602)	(526,602)
Balance at March 31, 2024	11,346,535	$11,346	$4,417,187	$(7,048,547)	$(2,620,014)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Year Three Months Ended March 31
	2024	2023
Operating Activities
Net loss	$(526,602)	$(833,341)

Adjustments to reconcile net loss to net cash used in (provided by) operating activities
Depreciation	908	908
Share-based compensation	18,168	26,209
Change in operating assets and liabilities:
Prepaid expenses	69,940	108,276
Other current assets	-	29,603
Accounts payable	71,102	(4,759)
Related party payable	66,000	21,004
Accrued expenses	63,133	206,010
Net cash used in (provided by) operating activities	(237,351)	(446,090

Financing Activities
Advances from related party	280,922	-
Payments on note payable	(55,679)	(107,253)
Net cash used in (provided by) financing activities	225,243	(107,253)

(Decrease) Increase in cash	(12,108)	(553,343)

Cash, beginning of period	21,481	733,978
Cash, end of period	$9,373	$180,635

Supplemental cash flow information
Cash paid for interest	697	702

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

Liquidity and Going Concern

The condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has financed its activities principally from support from a related party. The Company has incurred a net loss in every fiscal period since inception. For the three months ended March 31, 2023, the Company incurred a net loss of $526,602. The Company has an accumulated deficit of $7,048,547 as of March 31, 2024. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of its technology and products, and expenses related to the commercialization of its products.

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

Recent Accounting Standards

Adopted Accounting Standards

None

Standards not yet adopted

There are no recently issued accounting standards that have not been adopted that would affect the financial statements of the Company.

3. EQUIPMENT

Equipment consists of the following:

	March 31, 2024	December 31, 2023
Computer equipment	$10,999	$10,999
Less: Accumulated depreciation	7,859	6,951
Equipment, net	$3,140	$4,048

Depreciation expense was approximately $908 and $908 for the three months ended March 31, 2024 and 2023, respectively.

Depreciation expense is included within General and Administrative expenses in the accompanying Consolidated Statement of Operations and Comprehensive Loss.

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Legal expense	$146,594	$146,594
Other	72,973	9,840
Total accrued expenses	$219,567	$156,434

5. NOTE PAYABLE

On May 20, 2023, the Company renewed its Directors and Officers Liability Insurance agreement for $372,880. Under the terms of the agreement, the Company made a down payment of $75,000, with the remaining balance financed over the remaining term at an annual percentage rate of 7.50%. Beginning June 2023, the Company will make 10 monthly payments of $30,822, with the last payment made in March 2024. In August 2023, the Company amended the agreement, which reduced the monthly payment from $30,822 to $18,792. At the end of March 31,2024, the outstanding balance on the note payable was $0. At December 31, 2023, the outstanding balance on the note payable was $55,769.

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

For the three months ended March 31, 2023 and 2022, loss per share of the Company are as follows:

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net Loss	$(526,602)	$(833,341)
Net loss attributable to common shareholders	$(526,602)	$(833,341)
Denominator:
Weighted-average common shares outstanding, basic and diluted	11,346,535	11,346,535
Net loss per common share, basic and diluted	$(0.05)	$(0.07)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Stock options to purchase common stock outstanding	1,352,279	1,407,244
Warrants to purchase common stock outstanding	350,000	350,000
Total	1,702,279	1,757,244

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

The Company issued 201,000 options during the first quarter of 2023 for employees, directors and non-employees under the Incentive Plan. The options granted had an exercise price of $0.49 and expire on the ten-year anniversary of the grant date.

For the three months ended March 31, 2023, stock option activity for time-based options of the Company are as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	416,115	$1.86	9.13	$57,207
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at March 31, 2023	416,115	$1.86	8.89	$32,512

Vested and exercisable March 31, 2023	125,915	$1.36	8.71	$32,512

For the three months ended March 31, 2023, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	944,000	$1.45	9.11	$174,000
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at March 31, 2023	944,000	$1.45	8.86	$—

Vested and exercisable March 31, 2023	—	—	—	—

For the three months ended March 31, 2024, stock option activity for time-based options of the Company are as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	366,615	$1.82	8.14	$15,686
Issued	201,000	0.49	9.95	—
Exercised	—	—	—	—
Expired/Forfeited	(879)	0.28	7.33	—
Outstanding at March 31, 2024	566,736	$1.35	5.10	$—

Vested and exercisable March 31, 2024	284,611	$1.78	7.86	$—

For the three months ended March 31, 2024, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	894,500	$1.41	8.11	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at March 31, 2024	894,500	$1.41	7.86	$—

Vested and exercisable March 31, 2024	—	—	—	—

The aggregate intrinsic value is calculated as the difference between the estimated fair value of the underlying common stock as of March 31, 2023 and the option exercise price.

Total share-based compensation was approximately $18,168 and $26,209, respectively, for the three months ended March 31, 2024 and 2023, respectively.

Total share-based compensation expense is included in General and Administrative expenses on the Condensed Consolidated Statement of Operations and Other Comprehensive Income.

The weighted average grant date fair value for stock options granted during the three months ended March 31, 2024 is $0.49. There was no time based or performance -based stock option granted during the three months ended March 31, 2023. The performance-based and time-based stock options are equity-classified.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the option awards. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Risk-free interest rate	1.80%	—
Expected dividend yield	—	—
Expected term	5 years	—
Expected volatility	53.43%	—

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

As of March 31, 2024, there was $822,652 unrecognized compensation expense related to options. $129,314 of this cost is subject to time-based conditions, and is to be recognized over a period of approximately 4.0 years. The remaining $693,338 of unrecognized compensation expense relates to performance-based conditions for unvested options. These costs are expected to be recognized over the required service period once the performance condition has occurred or becomes probable. Compensation costs related to the performance stock options are evaluated at each reporting period and subsequently adjusted for changes in the expected outcomes of the performance conditions.

As of March 31, 2023, there was $846,453 unrecognized compensation expense related to options. $153,115 of this cost is subject to time-based conditions and is to be recognized over a period of approximately 3.1 years. The remaining $693,338 of unrecognized compensation expense relates to performance-based conditions for unvested options.

Warrants

There were no warrants issued during the three months ended March 31, 2024 or 2023.

For the three months ended March 31, 2023, warrant activity of the Company are as follows:

	Number of shares	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	350,000	$1.06	9.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at March 31, 2023	350,000	$1.06	8.82	$—

Vested and exercisable March 31, 2023	—	—	—	—

For the three months ended March 31, 2024, warrant activity of the Company are as follows:

	Number of shares	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	350,000	$1.06	8.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at March 31, 2024	350,000	$1.06	7.82	$—

Vested and exercisable March 31, 2024	—	—	—	—

There was no share-based compensation expense recognized during the three months ended March 31, 2024 and 2023 for warrants.

As of March 31, 2024 and 2023, there was $232,490 of total performance-based unrecognized compensation costs related to unvested common stock warrants. These costs are expected to be recognized once the performance condition has occurred or becomes probable.

9. RELATED PARTY TRANSACTIONS

Tiziana is a related party as it is under common control. The Company and Tiziana share directors, officers and significant shareholders. The Company has also been formed due to an acquisition of a subsidiary company from Tiziana. As of March 31, 2024, Tiziana owns approximately 11.8% of the Company.

Effective with the demerger agreement, the Company entered into a shared services agreement, where the Company outsources certain limited management and administrative services. The Company notes that the fees consist of payroll costs associated with time spent providing services for the Company and are based on actual time spent and the allocated payroll costs. In addition, the Company is charged, at cost, for utilization of certain office space. There was no mark-up associated with fees charged for these services. For the three months ended March 31, 2024 and 2023, the Company has incurred approximately $3,422 and $4,503, respectively.

As of March 31, 2024 and December 31, 2023, $1,653,408 and $1,322,986 respectively, was also due to Tiziana, as Tiziana had paid for expenses on behalf of the Company.

In January 2022, the Company and Gabriele Cerrone, who is the Chairman of the Board of Directors and the largest shareholder, entered into an agreement in which he will provide consulting services to the Company for a monthly fee of $5,500. As of March 31, 2024 and December 31, 2023, $148,500 and $132,000, respectively was due to Gabriele Cerrone.

10. INCOME TAXES

The Company recorded no provision or benefit for income tax expense for the three months ended March 31, 2024. For all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open tax audits with any taxing authority as of March 31, 2024.

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

Results of Operations

The following discussion and analysis of our results of operations includes a comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue	$—	$—	$—	—%
Research and development expenses	23,197	15,602	7,595	49%
General and administrative expenses	503,405	817,739	(314,334)	(38%)
Loss from operations	526,602	833,341	(306,739)	(37%)
Loss, before income tax	(526,602)	(833,341)	(306,739)	(37%)
Income tax benefit (expense)	—	—	—	—%
Net loss	$(526,602)	$(833,341)	$(306,739)	(37%)

Research and development

Research and development expenses for the three months ended March 31, 2024, increased to $7,595, compared to $21,143 for the three months ended March 31, 2023 primarily due to decrease in patent related expenses, and laboratory work and consulting.

General and administrative

General and administrative expenses for three months ended March 31, 2024, decreased to $503,405, compared to $817,739 for the three months ended March 31, 2023 primarily due to a decrease of payroll related costs as a result of a reduction in headcount, the absence of a bonus accrual, as well as costs related to legal fees and other compliance expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses. Our potential products are at various phases of development. We do not expect to generate significant revenue from product sales for several years, if at all. Pursuant to the demerger, Tiziana transferred $1,353,373 (£1,000,000) in cash in January 2022 to the Company. In addition, subject to the terms of the supplemental demerger agreement, Tiziana invested $2,675,940 (£2,000,000) in cash in March 2022 for additional shares of the Company. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of March 31, 2024, our cash balance is $9,373, which is inadequate for our current planned level of operations.

Cash Flows

The following table summarizes our cash flows:

	For the Three Months Ended March 31,
	2024	2023
Cash flows (used in) provided by operating activities	$(237,351)	$(446,090)

Cash flows used in investing activities	—	—

Cash flows (used in) provided by financing activities	225,243	107,253

Net (decrease) increase in cash and cash equivalents	(12,108)	(553,343)
Cash and cash equivalents at beginning of period	21,481	733,978
Cash and cash equivalents at end of period	$9,373	$180,635

Operating Activities

During the three months ended March 31, 2024 and 2023, net cash used in operating activities was primarily the result of net losses, partially offset by prepaid expenses, and accrued expenses.

Investing Activities

There were no cash flows from investing activities during the three months ended March 31, 2024 and 2023.

Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities was primarily due to cash advances from a related party offset by payments on a note payable.

During the three months ended March 31, 2023, net cash used in financing activities was primarily due to payments on a note payable.

Market Capital Expenditure Commitments

We have no material commitment for capital expenditures.

Funding Requirements

We expect that our expenses will increase and operating losses will be generated, and we have $7,048,547 of accumulated deficit as at March 31, 2024. Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements until May 2024. We expect to incur substantial additional expenditures in the near term to support our acceleration of activities. We expect to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included our Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15I and 15d-15(e)) as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weaknesses in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal control over financial reporting as of the period ended March 31, 2024 due to a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures. Our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions.

Management’s Plan to Remediate the Material Weakness

Management intends to remediate this item in the following manner:

i. Recruit appropriately skilled accounting resources (the “Remediation Plan”)

Accordingly, management has determined that these control deficiencies constitute a material weakness. Management has begun implementing the Remediation Plan described herein and intends to continue working on it through the year ended December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE* Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2024.

ACCUSTEM SCIENCES, INC.

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on May 20, 2024 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Wendy Blosser
Wendy Blosser
Chief Executive Officer and Director

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

