Form 10-K
period 2024-12-31
Accustem Sciences Inc.
filed 2025-04-03
CIK 1850767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2024

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

The aggregate market value of the Company’s common stock held by non-affiliates of the registrant was $2,179,335, computed by reference to the closing sale price of the common stock on the OTCQB Venture Marketplace on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2025, there were 12,100,535 shares of Common Stock, $0.001 par value outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:

●	the success, cost and timing of our clinical development of our products, including the progress of, and results from, our preclinical and
●	clinical trials of MSC or StemPrintER products, our discovery programs and other potential product candidates;
●	our ability to compete with companies currently marketing or engaged in the development of treatments for indications that our product candidates are designed to target;
●	our plans to pursue research and development of other future product candidates;
●	the potential advantages of our product candidates and those being developed;
●	the rate and degree of market acceptance and clinical utility of our product candidates;
●	the success of our collaborations and partnerships with third parties;
●	our estimates regarding the potential market opportunity for our product candidates;
●	our sales, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	our intellectual property position;
●	our expectations related to the use of capital;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	the impact of government laws and regulations; and
●	our competitive position.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	We have incurred net losses in every year since our inception. We anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

●	We need substantial additional funding to complete the development of our product candidates, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development, research operations or future commercialization efforts, if any.
●	Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. There is no assurance that we will be successful in executing upon our operating plan and be able to maintain an adequate level of liquidity, which would result in not being able to continue as a going concern.
●	Our rights to develop and commercialize our product candidates are subject to the terms and conditions of licenses granted to us by others. If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.
●	If we are unable to obtain and maintain patent protection for our product candidates and technology, or if the scope of our patent protection is not sufficiently broad, our competitors could develop and commercialize similar products and technology.
●	We do not have collaborations in place with institutions for utility studies and there is no guarantee that we will be able to demonstrate prospective clinical utility of MSC and/or StemPrintER.
●	We are dependent on third parties who provide certain resources and services to us, as we have limited resources.
●	We operate in a competitive market and will face competition from competitors involved in multi-gene prognostic assay for the prediction of risk of recurrence in luminal (ER+/HER2-) breast cancer patients.
●	We are reliant upon the expertise and continued service of a small number of key individuals of our management, Board of Directors and scientific advisors.
●	Even if we are successful in completing all pre-clinical studies and clinical trials, we may not be successful in commercializing one or more of our product candidates.
●	We will need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.
●	Our employees, independent contractors, consultants, commercial partners, collaborators and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Item 1. Business

Company Overview

We are a clinical stage diagnostics company dedicated to improving quality of life and outcomes for the more than 18 million people worldwide who are diagnosed with cancer each year. Our plan is to develop and commercialize a suite of novel genomic tests that support decision making along the entire continuum of oncology care. Our focus will be the launch of our proprietary genomic tests, MSC (MicroRNA Signature Classifier) for patients with lung nodules and StemPrintER for patients with early stage breast cancer. We estimate this market opportunity represents more than $6.3 billion in annual revenue in the US, where we will focus our initial commercialization efforts.

The MSC test, a 24-micro RNA (miRNA) assay designed to help determine whether lung nodules identified by LDCT (low dose computer tomography) screening are benign or malignant. The test was designed to minimize overtreatment and undertreatment of the 1.6 million patients diagnosed with long nodules each year in the US, while simultaneously reducing costs to the healthcare system by improving the accuracy of LDCT alone. MSC has been validated in multiple prospective, randomized cohorts representing over 5,000 patients and published in top tier journals including the Journal of Clinical Oncology.

StemPrintER, a 20-gene prognostic assay intended to predict the risk of distant recurrence (“DR”) in luminal (ER+/HER2-negative) breast cancer patients. The assay was developed to measure the “stemness” of tumors, or how much a tumor behaves like stem cells which could indicate how likely a cancer is to recur or be resistant to standard treatments, ultimately impacting how patients are managed by their multi-disciplinary care team. StemPrintER has been validated in more than 3,000 patients across multiple clinical cohorts including the TransATAC study. Together, these data confirm that StemPrintER is highly prognostic for outcomes in patients with breast cancer and indicate the potential utility of the test in the oncology clinic.

Beyond our initial plans for MSC and StemPrintER, we believe there is significant opportunity to expand our product portfolio. First, given the broad applicability of tumor “stemness”, which has been evaluated in a multitude of different cancers, we believe the StemPrint platform will have meaningful clinical utility beyond breast cancer. As such, we will seek to validate and commercialize StemPrint for a variety of different tumor types. In addition, we plan to offer ancillary commodity testing (e.g., hereditary genetic testing, somatic mutation testing) that augments our proprietary assays and provides additional information and value to patients and physicians throughout the patient care continuum.

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

MSC and Market Opportunity in Lung Cancer

Each year, nearly 2.5 million people are diagnosed with lung cancer worldwide. Historically, lung cancer has been identified at later stages where cure is not possible. To improve outcomes for patients, low dose computed tomography (LDCT) screening programs have been implemented in some countries to detect lung cancer earlier. While these programs have been endorsed by medical societies, they have also led to a significant increase in the detection of lung nodules creating a clinical dilemma for patients and their physicians. Most patients with a lung nodule will not have cancer but in most cases clinical factors alone are not sufficient to determine which nodules require further intervention (e.g., biopsy) versus surveillance. In order to facilitate more efficient and effective patient care, genomics have been proposed as a means of supporting the decision-making process regarding the ideal care path for patients with lung nodules.

MSC was designed to interrogate miRNA’s as a more comprehensive measure of cancer risk as compared to historic assays that evaluate genomics and proteomics. The assay evaluates blood samples collected from patients using a robust real-time quantitative reverse transcription polymerase chain reaction (qRT-PCR) platform. MSC was validated in more than 5,000 patients with and without lung nodules across multiple prospective clinical cohorts.

Our plan is to commercialize MSC for the 1.6 million patients diagnosed with lung nodules in the US each year, translating to a serviceable market opportunity of more than $5.5 billion.

MSC Background and Clinical Research History

With the increasing incidence of cancer cases globally, many of which are diagnosed at a late stage, earlier detection via cancer screening has become a primary focus in the oncology space. Recently, research has shown the potential of micro RNAs (miRNAs) for the early detection of imperceptible cancers due to their stability and ubiquity in many bodily fluids, including blood.

The MSC test was designed to evaluate 24 miRNAs in plasma samples from patients diagnosed with lung nodules to improve the performance of LDCT screening alone. The test has been extensively validated in more than 5,000 patients from multiple prospective, randomized trials that have demonstrated MSC’s ability to more accurately stratify lung nodules as benign or malignant. In the MILD trial, published in Journal of Clinical Oncology, the test demonstrated 87% sensitivity, 81% specificity and 99% negative predictive value. Importantly, the MILD trial also demonstrated that MSC in combination with LDCT has the potential to reduce the false positive rate of LDCT alone by a factor of five. Additional analyses from the bioMILD trial, published in Annals of Oncology and The Lancet Regional Health – Europe, have confirmed the ability of MSC to accurately stratify patients with and without lung nodules detected by LDCT. While the former publication demonstrated that with one-time MSC testing MSC+ patients were 2x as likely to have cancer as MSC- patients, the latter publication showed that with annual MSC testing MSC+ patients were more than 4x as likely to have cancer versus MSC- patients. These more recent data demonstrate the value and importance of serial MSC testing in combination with LDCT. Together, both screening modalities have the potential to better triage patients diagnosed with lung nodules, improve patient outcomes and save costs to the healthcare system.

Commercialization of the MSC Test

The ability to effectively triage patients with lung nodules is a significant and growing clinical need that could be addressed with more advanced and novel genomic testing. The substantial level of high quality clinical evidence for the MSC test demonstrates the immediate relevance of MSC for the clinical management of lung nodules.

In order to commercialize a proprietary genomic classifier, it must meet two important benchmarks- the test must have sufficient data to be used in the clinical management of patients and have enough peer reviewed publications to obtain reimbursement from CMS and other payers. With our four publications in top-tier scientific journals, we believe MSC has met the minimum threshold to enable commercialization. Thus, we plan to launch MSC once we have achieved several key milestones. The first- identifying or building a laboratory that will be responsible for processing, testing and reporting MSC results for all commercial samples- has been achieved by partnering with a commercial laboratory, EmeritusDx, located in Lake Forest, CA. The next milestone, transferring MSC from the laboratory in which it was developed to a commercial laboratory in the US, is actively under way. Finally, once testing is established in that partner laboratory, we will seek to obtain U.S. Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification so that we are able to report results for clinical use and to seek reimbursement from the Centers for Medicare and Medicaid Services. We anticipate that it will take at least 18 months to complete these milestones. Once those tasks are complete, we plan to initially launch StemPrintER in the US and then expand to other markets as we evaluate clinical need and revenue opportunity. See “ - IEO/University of Milan License Agreement” for information regarding the License which could impact our ability to implement our plans.

To augment the value proposition of MSC, we also plan to offer additional “commodity” testing (e.g., next generation sequencing). These additional tests should create significant value for our customers while leveraging existing laboratory equipment and processes for economy of scale and providing additional revenue opportunities to the Company.

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

Our plan is to commercialize StemPrintER for early stage breast cancer, representing an estimated US population of 214,000 patients and a serviceable market opportunity of more than $800 million annually.

StemPrintER Background and Clinical Research History

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

StemPrintER was developed to be a novel genomic predictor of patient outcomes based on 20 “stemness” genes whose expression levels would be capable of stratifying patients into two distinct groups: those at very low risk of cancer recurrence and those at an increased risk of their cancer returning. This information is intended to inform treatment planning at various timepoints throughout the patient care continuum. Through a validation study analyzing a large prospective, randomized cohort of breast cancer patients with high-quality follow-up, and a series of retrospective studies based on the use of fresh tumor samples and gene expression profiles from additional breast cancer patients, it has been established that StemPrintER predicts the individual likelihood of developing distant metastases in luminal (ER+/HER2-) and triple negative breast cancers.

The largest validation study for StemPrintER involved the retrospective analysis of nearly 2,400 breast tumor samples collected through the IEO clinical network. In this cohort, StemPrintER High Risk patients (“SPRS High”) were 1.85 times more likely to have a distant recurrence compared to Low Risk (“SPRS Low”) patients. In the TransATAC cohort, a team of scientists from the IEO and collaborating institutions conducted an independent validation of StemPrintER and compared its performance to OncotypeDX. Analyses were completed for distant recurrence (DR) risk over different time intervals throughout the 10-year follow-up period. Our study results showed that StemPrintER was highly prognostic for recurrence risk (Hazard Ration (High Risk vs. Low Risk)= 4.27 (95% CI: 2.67-6.84), p<0.0001). Additionally, StemPrintER outperformed Oncotype DX RS in 10-year DR risk prediction in all patients, as well as in N0 and N1-3 patients.

Commercialization of the StemPrint Platform and StemPrintER

From a clinical standpoint, although future studies are warranted to increase the level of clinical evidence of the reliability and applicability of the 20-gene test, the recent independent validation using the TransATAC cohort demonstrates the immediate relevance of StemPrintER for the clinical management of breast cancer patients, in particular, for those with ER+/HER2- disease. These luminal patients represent the majority (~75%) of newly-diagnosed cases and display high molecular heterogeneity and variability in their clinical behavior. Accordingly, ER+/HER2- breast cancer patients can greatly benefit from accurate stratification of their risk of recurrence for the development of an optimal treatment plan.

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

Our commercialization plan for StemPrintER testing, beyond the need for additional clinical studies, is similar to our strategy for MSC. We need to achieve the same milestones and will provide testing through the same partner laboratory. Additionally, as with MSC, we also plan to offer additional “commodity” testing (e.g., IHC receptor status, hereditary gene panel) with the StemPrintER. These ancillary tests should create significant value for our customers while offering operational economies of scale and additional revenue opportunities.

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

Competition

Genetic, genomic and/or biomarker testing plays an important and continually evolving role in the oncology space. Several companies offer testing that might be competitive with MSC and StemPrintER.

Lung Cancer Screening

Nodify Lung (Biodesix) consists of two blood-based proteomic tests, the Nodify CDT® & Nodify XL2® tests to help providers decipher the risk of malignancy of a lung nodule. The test is for patients with a lung nodule detected by LDCT.

Percepta Nasal Swab (Veracyte) is a test that is designed to help physicians identify with high accuracy which patients with lung nodules detected on CT are low risk for cancer and which are high risk for cancer. The test is for patients that have inconclusive diagnostic results from their lung nodule biopsy.

Breast Cancer

Breast Cancer Index (Hologic) is an assay that is designed to predict the likelihood of late breast cancer recurrence and determine the need for extended endocrine therapy (an additional five years of endocrine therapy beyond the standard five years). The test is for pre- and post-menopausal patients with ER+/HER2- disease and up to three positive lymph nodes.

EndoPredict (Eurobio Scientific) is a CE-marked assay that is designed to predict the likelihood of metastases developing within ten years of an initial breast cancer diagnosis. The test is for pre- and post-menopausal patients with early stage ER+/HER2- breast cancer and up to three positive lymph nodes.

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

OncotypeDX (Exact Sciences) is a CE-marked assay that is designed to assess the risk of distant metastasis and to predict the need for chemotherapy in patients with ER+/HER2- breast cancer. The test can be used in pre- and post-menopausal patients with up to three positive lymph nodes.

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

We also license rights to one patent family relating to miRNA-based methods of stratifying lung nodules identified by LDCT, the MSC test, which has one issued patent in Europe which will expire in 2034, and pending applications in the U.S. and China. Any patent issuing from these applications is expected to expire in 2034, without taking into account any potential patent term extensions or patent term adjustment.

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

Human Capital

As of December 31, 2024, we had two full time employees. These employees are not represented by a labor union or covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Compensation, Benefits, and Development

We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, and a robust employment package that promotes well-being across all aspects of our employees’ lives, including health care and paid time off.

CORPORATE INFORMATION

Our legal name is AccuStem Sciences, Inc. Our registered office is situated at 300 Creek View Road, Suite 209, Newark, DE 19711, New Castle County, Delaware 19801, and our telephone number is +44 (0) 20 7495 2379. We have one wholly owned subsidiary: StemPrintER Sciences Limited, a private company incorporated in England and Wales with limited liability under the Companies Act. Our website address is www.AccuStem.com. The reference to our website is an inactive textual reference only and information contained in, or that can be accessed through, our website or any other website cited in this registration statement is not part of hereof.

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

Risks Specific to the Development of the Business

We do not have collaborations in place with institutions for utility studies and there is no guarantee that we will be able to demonstrate prospective clinical utility of MSC or StemPrintER.

We are likely to run clinical utility studies for MSC and StemPrintER to support applications for reimbursement, which are necessary for successful commercialization and to provide further evidence to support marketing claims. We have not yet identified which institutions will carry out the utility studies and have not yet entered into the relevant agreements with these institutions. There is a risk that we will not be able to secure these collaborations, which would impact our ability to proceed to the utility study stage.

Furthermore, we may not be able to demonstrate the clinical utility of MSC and/or StemPrintER in a real-world setting, which would impact our ability to secure reimbursement. If such reimbursement is not achieved, it will make commercialization of MSC and/or StemPrintER significantly more challenging and would impact our ability to generate revenue and, accordingly, result in a material adverse impact on our business, financial condition, and results of operations.

There are risks associated with the process of establishing a CLIA laboratory and in offering MSC or StemPrintER which are outside our control.

We do not yet have a CLIA-certified laboratory partner that can run MSC or StemPrintER as a LDT. Even if we eventually obtain CLIA certification for a laboratory that will run our assay and proceed to commercialization, there are inherent risks associated with offering MSC or StemPrintER as LDTs that are outside our control, including test uptake, which would have an impact on the amount of revenue we could generate. Further, we may not be able to generate any meaningful revenue from offering MSC and/or StemPrintER as a LDT.

We will be dependent on third parties to provide certain resources and services to us, as we have limited resources

We plan to rely in part on external resources to conduct the research, development, supply of reagents/consumables and clinical testing of our MSC and StemPrintER tests, including in relation to our laboratory systems which we expect to rely on software developed by external manufacturers. The future development of MSC, StemPrintER and any other products will partly depend upon the performance of these third parties. We cannot guarantee that the relevant third parties will be able to carry out their obligations under the relevant arrangements. In the future, we may depend on external resources in marketing, sales and distribution of our products. We cannot guarantee that we will be able to assign competent partners to conduct these tasks or that these tasks can be completed on the basis of terms which are beneficial to us. Additionally, while management is responsible for making decisions on our behalf, management will rely to a certain extent on the advice of external professional advisors. There is no guarantee that we will receive the correct advice from such advisors.

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

In March 2025, we acquired the license for the proprietary microRNA Signature Classifier (MSC) test and all historic data, research and know-how for the test from certain secured creditors and interest holders. The terms of the acquisition include the transfer of all rights, title and interest in the intellectual property relating to the MSC test.

If we are unable to obtain and maintain patent protection for our product candidates and technology, or if the scope of our patent protection is not sufficiently broad, our competitors could develop and commercialize similar products and technology

Our success depends, in large part, on our ability to seek, obtain and maintain patent protection in the United States, U.K. and other countries with respect to our product candidates and technology. Our licensors have sought, and we intend to seek, to protect our proprietary position by filing patent applications in the United States, the U.K. and elsewhere, related to certain technologies and our product candidates, MSC and StemPrintER, that are important to our business.

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

Market and Competitive Risks

We operate in a competitive market and will face competition from competitors involved in genetic, genomic and/or biomarker testing of patients with or at risk of cancer

We may face competition from competitors involved in developing assays to support the diagnosis and treatment planning for patients with or at risk of cancer. Many of our competitors will have access to greater research, development, marketing, financial and personnel resources which may provide commercial advantages to those competitors. New products may be more effective, cheaper or more effectively marketed than MSC and/or StemPrintER. A substantial increase in competition for any of these reasons could require us to, for example, increase our marketing or capital expenditure or require us to change our business model to remain competitive, which may have an adverse impact on our business including our profitability and/or financial condition.

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

We are a clinical stage diagnostic company with a limited operating history. Since our inception in May 2013, we have incurred significant net losses. Our net losses were $1,505,102 and $2,050,664 for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $8,027,047. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant and increasing operating expenses and losses for the foreseeable future. These net losses will adversely impact our stockholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern

Since inception, we have incurred cumulative losses from operations, negative cash flows from operating activities and have accumulated deficits of $8,027,047 and $6,521,945 as of December 31, 2024 and 2023, respectively. We expect to continue to generate significant operating losses for the foreseeable future. Based on our recurring losses from operations since inception and continued cash outflows from operating activities, in our audited consolidated financial statements for the years ended December 31, 2024 and 2023, we concluded that this circumstance raised substantial doubt about our ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in its report on the consolidated financial statements for the years ended December 31, 2024 and 2023, our independent registered public accounting firm included an emphasis of matter paragraph stating that our recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2024 and 2023 do not include any adjustments that may result from the outcome of this uncertainty.

Risks Related to our Business Operations

Risks relating to managing growth, employee matters and other risks relating to our business

As of December 31, 2024, we had two full-time employees. As we mature, we expect to expand our full-time employee base and hire more scientists, technicians and other skilled and experienced personnel. Our management may need to divert a disproportionate amount of its attention away from the day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional products or technologies. If the management is unable to effectively manage our growth, our expenses may increase more than expected, the ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our principal shareholder has a significant holding in the company which may give them influence in certain matters requiring approval by shareholders, including approval of significant corporate transactions in certain circumstances

As of December 31, 2024, Gabriele Cerrone and Planwise Group Limited, a company in which Mr. Cerrone is the sole beneficial owner, held a beneficial ownership interest in aggregate of approximately 39.21% of our outstanding common stock. Accordingly, Mr. Cerrone will, as a practical matter, be able to significantly influence certain matters requiring approval by stockholders, including approval of significant corporate transactions in certain circumstances. Such concentration of ownership may also have the effect of delaying or preventing any future proposed change in control of the Company. The trading price of the common stock could be adversely affected if potential new investors are disinclined to invest in us because they perceive disadvantages to a large shareholding being concentrated in the hands of a single shareholder.

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

● reduced disclosure obligations regarding executive compensation; and

●an exemption from the requirement to seek nonbinding advisory votes on executive compensation or golden parachute arrangements.

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

We have been a private company with limited accounting personnel to adequately execute our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. As a newly public company, we have designed a control environment as required of public companies under the rules and regulations of the SEC. The Company identified a material weakness as of December 31, 2024 over internal controls over financial reporting due to a lack of accounting resources. If we fail to remediate a material weakness, or if we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

Number of Stockholders

As of March 31, 2025, we had approximately 510 holders of record of our common stock.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a clinical stage diagnostics company dedicated to improving quality of life and outcomes for the more than 18 million people worldwide who are diagnosed with cancer each year. Our plan is to develop and commercialize a suite of novel genomic tests that support decision making along the entire continuum of oncology care. Our focus will be the launch of our proprietary genomic tests, MSC (MicroRNA Signature Classifier) for patients with lung nodules and StemPrintER for patients with early stage breast cancer. We estimate this market opportunity represents more than $6.3 billion in annual revenue in the US, where we will focus our initial commercialization efforts.

The MSC test, a 24-micro RNA (miRNA) assay designed to help determine whether lung nodules identified by LDCT (low dose computer tomography) screening are benign or malignant. The test was designed to minimize overtreatment and undertreatment of the 1.6 million patients diagnosed with long nodules each year in the US, while simultaneously reducing costs to the healthcare system by improving the accuracy of LDCT alone. MSC has been validated in multiple prospective, randomized cohorts representing over 5,000 patients and published in top tier journals including the Journal of Clinical Oncology.

StemPrintER, a 20-gene prognostic assay intended to predict the risk of distant recurrence (“DR”) in luminal (ER+/HER2-negative) breast cancer patients. The assay was developed to measure the “stemness” of tumors, or how much a tumor behaves like stem cells which could indicate how likely a cancer is to recur or be resistant to standard treatments, ultimately impacting how patients are managed by their multi-disciplinary care team. StemPrintER has been validated in more than 3,000 patients across multiple clinical cohorts including the TransATAC study. Together, these data confirm that StemPrintER is highly prognostic for outcomes in patients with breast cancer and indicate the potential utility of the test in the oncology clinic.

Beyond our initial plans for MSC and StemPrintER, we believe there is significant opportunity to expand our product portfolio. First, given the broad applicability of tumor “stemness”, which has been evaluated in a multitude of different cancers, we believe the StemPrint platform will have meaningful clinical utility beyond breast cancer. As such, we will seek to validate and commercialize StemPrint for a variety of different tumor types. In addition, we plan to offer ancillary commodity testing (e.g., hereditary genetic testing, somatic mutation testing) that augments our proprietary assays and provides additional information and value to patients and physicians throughout the patient care continuum.

We plan to launch MSC and StemPrintER once we have achieved several key milestones. The first, identifying or building a laboratory that will be responsible for processing, testing and reporting MSC and StemPrintER results for all commercial samples, has been completed with the execution of our agreement with EmeritusDx. Further, we plan to transfer the MSC and StemPrintER assays from the laboratories in which they were developed to our laboratory partner, EmeritusDx. Finally, upon establishing testing capabilities in our commercial laboratory, we will seek to obtain U.S. Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification so that we are able to report results for clinical use and to seek reimbursement from the Centers for Medicare and Medicaid Services. We anticipate that it will take at least 12 months to complete these milestones. Once those tasks are complete, we plan to initially launch MSC and StemPrintER in the US and then expand to other markets as we evaluate clinical need and revenue opportunity.

Since our inception, we have devoted substantially all of our resources to conducting research and development of our product candidate. Our revenue is expected to be derived from different sources including standard private third-party and government medical insurance coverage and reimbursement models.

Financial Operations Overview

We have no products approved for commercial sale and have not generated revenue to date. We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $1,505,102 and $2,050,664 for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $8,027,047. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Segment Information

As of December 31, 2024, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of December 31, 2024, substantially all of our assets were located in the United States. Our headquarters and operations are located in New York, NY and London, UK.

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

We anticipate that our general and administrative expenses will increase in fiscal year 2025 as compared to the prior periods presented herein as a result of higher corporate infrastructure costs including, but not limited to accounting, legal, human resources, consulting, investor relations, and public company insurance fees.

Results of Operations

The following discussion and analysis of our results of operations includes a comparison of the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023	$ Change	% Change
Revenue	$—	$—	$—	—%
Research and development expenses	138,324	139,663	(1,339)	-1%
General and administrative expenses	1,366,778	1,911,001	(544,223)	-28%
Loss from operations	1,505,102	2,050,664	(545,562)	-27%
Loss, before income tax	(1,505,102)	(2,050,664)	545,562	-27%
Income tax benefit (expense)	—	—	—	—%
Net loss	$(1,505,102)	$(2,050,664)	$545,562	-27%

Research and development

Research and development expenses decreased $1,339 in 2024 as compared to 2023 from $139,663 to $138,324, primarily due to decreases in patent related expenses, and laboratory work and consulting.

General and administrative

General and administrative expenses decreased $544,223 in 2024 as compared to 2023 from $1,911,001 to $1,366,778, primarily due to increase a decrease of payroll related costs as a result of a change in the management team structure, as well as costs related to legal fees and other compliance expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses. Our potential products are at various phases of development. We do not expect to generate significant revenue from product sales for several years, if at all. Pursuant to the demerger, Tiziana transferred $1,353,373 (£1,000,000) in cash in January 2022 to us. In addition, subject to the terms of the supplemental demerger agreement, Tiziana invested $2,675,940 (£2,000,000) in cash in March 2022 for additional shares of the Company. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of December 31, 2024, our cash balance is $5,046 which is not adequate for our current planned level of operations, through at least April 2025.

Our cash flows may fluctuate and are difficult to forecast and will depend on many factors.

Cash Flows

The following table summarizes our cash flows:

	December 31, 2024	December 31, 2023
Cash flows used in operating activities	$(664,066)	$(1,615,643)

Cash flows used in investing activities	—	—

Cash flows from financing activities	647,632	903,146

Net increase (decrease) in cash and cash equivalents	(16,434)	(712,497)
Cash and cash equivalents at beginning of period	21,481	733,978
Cash and cash equivalents at end of period	$5,047	$21,481

Operating Activities

There was a decrease in cash flows from operating activities during the year ended December 31, 2024. The net loss of $1,505,102 was offset by depreciation expense of $3,630, expenses settled in stock of $233,740, stock-based compensation expense of $69,718, and changes in operating assets and liabilities of $533,948.

Investing Activities

There were no cash flows from investing activities during the year ended December 31, 2024.

Financing Activities

We generated cash flows from financing activities during the year ended December 31, 2024 due to advances from related party of $781,077, offset by payments on a note payable of $133,445. We generated cash flows from financing activities during the year ended December 31, 2023 due to advances from related party of $1,246,757, offset by payments on a note payable of $343,611.

Market Capital Expenditure Commitments

We have no material commitment for capital expenditures.

Funding Requirements

We expect that our expenses will increase and operating losses will be generated for several years. We have an accumulated deficit of $8,027,047 as of December 31, 2024. Based on our current plans, we believe our existing cash and cash equivalents will not be sufficient to fund our operations and capital expenditure requirements beyond April 2025. We expect to incur substantial additional expenditures in the near term to support our acceleration of activities. We expect to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 2024, we are not subject to any material market risk, including interest rate risk and foreign currency exchange rate risk. We additionally do not have material commodity price or equity price risks.

Item 8. Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AccuStem Sciences Inc.

Opinion on the Consolidated Financial Statement

We have audited the accompanying consolidated balance sheet of AccuStem Sciences Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2024, the related consolidated statements of operations, shareholders’ equity and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the disclosure/adjustment to the 2023 financial statements to retrospectively apply the change in accounting related to the Company’s adoption of ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures as described in Note 2. In our opinion, such disclosure/adjustment is appropriate and has been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the disclosure/adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the year ended December 31, 2024, the Company has incurred a net loss of $1,505,102. The Company has an accumulated deficit as of December 31, 2024 of $8,027,047. These conditions raise substantial doubt about the uncertainty in the Company’s ability to continue as a going concern. Management’s plans regarding this uncertainty are also described in the Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The Critical Audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters communicated or required to be communicated to the audit committee.

/s/ Mercurius & Associates LLP

We have served as the Company’s auditor since 2024.

New Delhi, India

April 03, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AccuStem Sciences Inc.

Opinion on the Financial Statements

We have audited before the effects to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Note 2, the accompanying consolidated balance sheets of AccuStem Sciences Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements), the 2023 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein . In our opinion, the consolidated financial statements before the effects to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Note 2 present fairly, in all material respects, the financial position of the Company as of December 31, 2023 , and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Mercurius & Associates LLP.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor from 2022 to 2024.

New York, NY

March 22, 2024

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$5,046	$21,481
Prepaid expenses	45,387	108,368
Other Current Assets	-	-
Total Current Assets	$50,433	$129,849
Equipment, net	418	4,048

TOTAL ASSETS	$50,851	$133,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$804,615	$578,378
Related party payable	2,370,259	1,454,986
Accrued expenses	164,053	156,434
Note Payable	25,148	55,679
Total Current Liabilities	3,364,075	2,245,477

TOTAL LIABILITIES	3,364,075	2,245,477

Stockholders’ Equity
Preferred stock $.001 par value; 10,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock $.001 par value; 150,000,000 shares authorized; 12,100,535 shares issued and outstanding as of December 31, 2024 and 11,346,535 shares issued and outstanding as of December 31, 2023	12,100	11,346
Additional paid-in capital	4,701,723	4,399,019
Accumulated deficit	(8,027,047)	(6,521,945)
TOTAL STOCKHOLDERS’ EQUITY	(3,313,224)	(2,111,580)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,851	$133,897

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2024	2023
OPERATING EXPENSES
Research and development expenses	$138,324	$139,663
General and administrative expenses	1,366,778	1,911,001
Total operating expenses	1,505,102	2,050,664
LOSS FROM OPERATIONS	(1,505,102)	(2,050,664)

LOSS, BEFORE INCOME TAX	(1,505,102)	(2,050,664)
Income tax benefit (expense)	—	—
NET LOSS	$(1,505,102)	$(2,050,664)

Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.18)

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	11,435,362	11,346,535

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2022	11,346,535	$11,346	$4,320,385	$—	$—	$(4,471,281)	$(139,550)

Share-based compensation	—	—	78,634	—	—	—	78,634
Net loss	—	—	—	—	—	(2,050,664)	(2,050,664)
Balance at December 31, 2023	11,346,535	11,346	4,399,019	—	—	(6,521,945)	(2,111,580)
Share-based compensation	—	—	69,718	—	—	—	69,718
Issuance of common stock	754,000	1,338	232,986	—	—	—	233,740
Net loss	—	—	—	—	—	(1,505,102)	(1,505,102)
Balance at December 31, 2024	12,100,535	12,100	4,701,723	—	—	(8,027,047)	(3,313,224)

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31
	2024	2023
Operating Activities
Net loss	(1,505,102)	(2,050,664)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,630	3,630
Share-based compensation	69,718	78,634
Expenses settled in stock	233,740	-
Change in operating assets and liabilities:
Related party receivable	-	-
Prepaid expenses	165,895	343,122
Other current assets	-	29,603
Accounts payable	226,237	266,544
Related party payable	134,196	66,000
Accrued expenses	7,620	(352,512)
Net cash used in operating activities	(664,066)	(1,615,643)

Investing Activities
Purchases of equipment	-	-
Net cash used in investing activities	-	-

Financing Activities
Advances from related party	781,077	1,246,757
Proceeds from receipt of subscription receivable	-	-
Proceeds from issuance of common stock	-	-
Proceeds from exercise of options	-	-
Payments on note payable	(133,445)	(343,611)
Net cash provided by financing activities	647,632	903,146

Increase (decrease) in cash	(16,434)	(712,497)

Cash, beginning of year	21,481	733,978
Cash, end of year	5,047	21,481

Supplemental disclosure of noncash investing and financing activities
Issuance of Note Payable for payment of prepaid expense	102,914	372,879
Amendment of Issuance of Note Payable for payment of prepaid expense	-	(89,818)
Supplemental cash flow information
Cash paid for interest	3,392	7,192

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

The Company has financed its activities principally from support from a related party. The Company has incurred a net loss in every fiscal period since inception. For the year ended December 31, 2024, the Company incurred a net loss of $1,505,102. The Company has an accumulated deficit as of December 31, 2024 of $8,027,047 . The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of its technology and products, and expenses related to the commercialization of its products.

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

Cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less at the date of purchase and money market accounts to be cash equivalents. At December 31, 2024, the Company had no cash equivalents and all cash amounts consisted of cash in bank.

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

Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2024 and 2023. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. As of December 31, 2024, open years related to federal and state jurisdictions are 2021, 2022, 2023 and 2024.

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

The Company’s financial liabilities include trade and other payables. The carrying value of such amounts approximate fair value based on the short-term nature of the items. The Company does not hold any financial assets or liabilities at fair value through profit or loss or fair value through other comprehensive income as of December 31, 2024.

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

Foreign Currencies

The consolidated financial statements are presented in United States dollars which is the Company’s reporting and functional currency as the Company’s operating and capital costs are transacted in U.S. dollars. The Company’s fully consolidated subsidiary functional currency continued to be GBP, which is the currency of the primary economic environment in which the entities operated. There was no activity in the subsidiary for the periods ended December 31, 2024 and 2023.

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

Recent Accounting Pronouncements

FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The FASB issued ASU 2023-07 on November 27, 2023, which is intended to improve reportable segment disclosure requirements. Under previous guidance, while entities were required to disclose segment revenue and measure of profit or loss, there has been limited disclosure around the reporting of segment expenses. In addition to enhanced disclosures about significant segment expenses, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the requirements of the expanded segment disclosures as of December 31, 2024 retrospectively.

Issued Accounting Standards Not Yet Adopted

There are no recently issued accounting standards that have not been adopted that would affect the financial statements of the Company.

3. EQUIPMENT

Equipment consists of the following:

	December 31, 2024	December 31, 2023
Computer equipment	$10,999	10,999
Less: Accumulated depreciation	(10,581)	(6,951)
Equipment, net	$418	4,048

Depreciation expense was approximately $3,630 and $3,630, respectively, for the year ended December 31, 2024 and 2023, respectively.

Depreciation expense is included within General and Administrative expenses in the accompanying Consolidated Statement of Operations.

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2024	December 31, 2023
Legal expense	$146,594	$146,594
Other	17,459	9,840
Total accrued expenses	$164,053	$156,434

5. NOTE PAYABLE

On May 20, 2024, the Company renewed its Directors and Officers Liability Insurance agreement for $102,915. Under the terms of the agreement, the Company made a down payment of $21,000, with the remaining balance financed over the remaining term at an annual percentage rate of 7.99%. Beginning June 2024, the Company will make 10 monthly payments of $8,494, with the last payment expected to be made in March 2025. At December 31, 2024, the outstanding balance on the note payable was $25,148.

On May 20, 2023, the Company renewed its Directors and Officers Liability Insurance agreement for $372,880. Under the terms of the agreement, the Company made a down payment of $75,000, with the remaining balance financed over the remaining term at an annual percentage rate of 7.50%. Beginning June 2023, the Company will make 10 monthly payments of $30,822, with the last payment expected to be made in March 2024. In August 2023, the Company amended the agreement, which reduced the monthly payment from $30,822 to $18,792. As of December 31, 2023, balance on the note payable was $55,679.

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

For the years ended December 31, 2024 and 2023, the Company did not recognize any expense related to this license agreement as no milestones were reached.

7. LOSS PER SHARE

Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options in the calculation of diluted net loss per common shares would have been antidilutive.

For the years ended December 31, 2024 and 2023, loss per share of the Company are as follows:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2024	2023
Numerator:
Net Loss	$(1,505,102)	$(2,050,664)
Net loss attributable to common shareholders	$(1,505,102)	$(2,050,664)
Denominator:
Weighted-average common shares outstanding, basic and diluted	11,435,362	11,346,535

Net loss per common share, basic and diluted	$(0.13)	$(0.18)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2024	2023
Stock options to purchase common stock outstanding	1,445,211	1,261,115
Warrants to purchase common stock outstanding	350,000	350,000
Total	1,795,211	1,611,115

8. SHARE-BASED COMPENSATION

In August 2021, Limited adopted the 2021 Omnibus Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides that the Company may grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Share-Based Awards to selected employees, directors, and independent contractors of the Company.

Each Award shall be exercisable at such time or times and subject to such terms and conditions set forth in the Incentive Plan, as shall be determined by the administrator in the applicable award agreement. Total shares authorized by the plan was 2,500,000. Awards under the Incentive Plan are exercisable for up to 10 years from the date of issuance. There are 877,781  remaining available shares to be issued under the Incentive Plan at December 31, 2024. The number of shares of Common Stock that are reserved and available for issuance under the Incentive Plan shall be subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Plan as defined in Section 4(a) of the Incentive Plan.

Options

The Company issued 201,000 options during the year ended December 31, 2024 for employees, directors and non-employees under the Incentive Plan. The options granted have an exercise price of $0.49 and expire on the ten-year anniversary of the grant date. The Company did not issue any options during the year ended December 31, 2023.

For the year ended December 31, 2024, stock option activity for time-based options of the Company are as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	366,615	$1.82	8.14	$15,686
Issued	201,000	0.49	9.20	—
Exercised	—	—	—	—
Expired/Forfeited	(16,904)	0.92	7.23	174
Outstanding at December 31, 2024	550,711	$1.36	7.87	$7,390

Vested and exercisable December 31, 2024	212,461	$1.62	7.16	$7,390

For the year ended December 31, 2023, stock option activity for time-based options of the Company are as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	416,115	$1.86	9.13	$57,207
Issued	—	—	—	—
Exercised	—	-	—	—
Expired/Forfeited	(49,500)	2.13	—	—
Outstanding at December 31, 2023	366,615	$1.82	8.14	$15,686

Vested and exercisable December 31, 2023	119,765	$1.29	7.97	$15,686

For the year December 31, 2024, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	894,500	$1.41	8.11	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2024	894,500	$1.41	7.11	$—

Vested and exercisable December 31, 2024	—	—	—	—

For the year December 31, 2023, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	944,000	$1.45	9.11	$174,000
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	(49,500)	—	—	—
Outstanding at December 31, 2023	894,500	$1.41	8.11	$—

Vested and exercisable December 31, 2023	—	—	—	—

The aggregate intrinsic value is calculated as the difference between the estimated fair value of the underlying common stock as of December 31, 2024 and the option exercise price.

Total share-based compensation was approximately $69,718 and $76,634, respectively, for the year ended December 31, 2024 and 2023, respectively.

Total share-based compensation expense is included in General and Administrative expenses on the Condensed Consolidated Statement of Operations.

The weighted average grant date fair value for stock options granted was $0.49 during the year ended December 31, 2024. The performance-based and time-based stock options are equity-classified. There were no stock options granted during the year ended December 31, 2023.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the option awards. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the year ended December 31, 2024 and 2023.

	2024	2023
Risk-free interest rate	1.80 to 1.82%	—%
Expected dividend yield	—	—
Expected term	5.02 – 5.28 years	—
Expected volatility	53.43%	—

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

As of December 31, 2024, there was $723,611 unrecognized compensation expense related to options. $53,243  of this cost is subject to time-based conditions, and is to be recognized over a period of approximately 2.2 years. The remaining $670,368 of unrecognized compensation expense relates to performance-based conditions for unvested options.

As of December 31, 2023, there was $772,580 unrecognized compensation expense related to options. $102,213 of this cost is subject to time-based conditions, and is to be recognized over a period of approximately 2.3 years. The remaining $670,368 of unrecognized compensation expense relates to performance-based conditions for unvested options.

These costs are expected to be recognized over the required service period once the performance condition has occurred or becomes probable. Compensation costs related to the performance stock options are evaluated at each reporting period and subsequently adjusted for changes in the expected outcomes of the performance conditions. There was no unrecognized compensation expense related to options at December 31, 2024.

Warrants

In March 2022, the Company issued 350,000 common stock warrants to a non-employee under the Incentive Plan. The common stock warrants are subject to vesting and, grantees become fully vested and exercisable when certain performance requirements are met.

The common stock warrants granted have an exercise price of $1.06. The common stock warrants expire on the ten-year anniversary of the grant date. There were no warrants issued during the year ended December 31, 2024 and December 31, 2023.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	350,000	$1.06	9.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2023	350,000	$1.06	8.07	$—

Vested and exercisable December 31, 2023	—	—	—	—

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	350,000	$1.06	8.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2024	350,000	$1.06	7.07	$—

Vested and exercisable December 31, 2024	—	—	—	—

The grant date fair value for these warrants of $0.66 per warrant for a total fair value of $232,490. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of the common stock warrants options awarded.

	December 31, 2024	December 31, 2023
Risk-free interest rate	—	—
Expected dividend yield	—	—
Expected term	—	—
Expected volatility	—	—

There was no share-based compensation expense recognized during the year ended December 31, 2024 and 2023 for warrants.

As of December 31, 2024, there was $232,490 of total performance-based unrecognized compensation costs related to unvested common stock warrants. These costs are expected to be recognized once the performance condition has occurred or becomes probable.

9. RELATED PARTY TRANSACTIONS

Tiziana is a related party as the entity is controlled by a person that has a significant influence over the group. The Company and Tiziana share some directors, an officer and significant shareholders. The Company has also been formed due to an acquisition of a subsidiary company from Tiziana. As of December 31, 2024, Tiziana owns approximately 11.1% of the Company.

Effective with the demerger agreement, the Company entered into a shared services agreement, where the Company outsources certain limited management and administrative services. The Company notes that the fees consist of payroll costs associated with time spent providing services for the Company and are based on actual time spent and the allocated payroll costs. In addition, the Company is charged at cost, for utilization of certain office space. There was no mark-up associated with fees charged for these services. Total cost for the year ended December 31, 2024 and 2023 were $13,486 and $17,971, respectively. The balance due to Tiziana in respect of the shared services agreement at December 31, 2024 was $79,442.

As of December 31, 2024 and 2023, $170,816 and $176,501 respectively, was also due to Tiziana, as Tiziana had paid for expenses on behalf of the Company.  In addition to this, as of December 31, 2024 and 2023, $2,109,500 and $1,124,000 respectively, was also due to Tiziana as Tiziana had provided funding support.

In January 2022, the Company and Gabriele Cerrone, who is the Chairman of the Board of Directors and the largest shareholder, entered into an agreement in which he will provide consulting services to the Company for a monthly fee of $5,500. As of December 31, 2024 and 2023, $10,500  and $132,000, respectively, was due to Gabriele Cerrone.

During the year to December 2024, Mr Cerrone agreed to settle unpaid fees in shares. In November 2024, 754,000 shares were issued in respect of $187,500 of unpaid fees.

10. INCOME TAXES

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rate of 21% to the net loss before income taxes for the year ended December 31, 2024 and 2023  are as follows:

Rate reconciliation	2024	2023
Pre-tax Book Income	21.00%	21.00%
Permanent differences	(0.97)%	(0.81)%
Foreign net operating loss write-off	(0.00)%	(0.00)%
Increase in valuation allowance	(25.29)%	(23.58)%
State taxes	5.27%	3.39%
Total tax expense	0.00%	0.00%

Income Tax Expenses attributable to income for continuing operations consists of the following:

Income tax expense	Current	Deferred	Total
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Total taxes	-	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of the asset and liabilities for financial reporting purposes, and amounts used for income tax purposes.

The temporary differences resulted in the deferred tax assets and liabilities as follows:

	2024	2023
Net operating loss carryforwards	$1,592,349	$1,230,980
Compensation accruals	-	-
Fixed assets	650	293
Patents	24,468	26,588
R&D expenses	122,114	101,024
Total deferred tax assets	1,739,581	1,358,885
Less: valuation allowance	$(1,739,581)	$(1,358,885)
Net deferred tax asset	-	-

At December 31, 2024 and 2023, the Company had net operating losses of approximately $6,709,264 and $5,350,379 for federal income tax purposes, and approximately $4,784,463 and $3,865,989 for state income tax purposes.

In assessing the realizability of the deferred tax assets, management determined whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential and tax planning strategies in making these assessments.

Based on the above criteria, the Company believes that it is more likely than not that the full amount of the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance of approximately $1,739,581 against net deferred tax assets that is not expected to be realized for the period ended December 31, 2024 and approximately $1,358,885 for the period ended December 31, 2023.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties or interest during the years ended December 31, 2024 and 2023.

The Company files tax returns as prescribed by the laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and state jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2024, open years related to federal and state jurisdictions are 2021, 2022, 2023 and 2024.

The Company has no open tax audits with any tax authority of December 31, 2024.

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

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events up to the date on which the financial statements are issued and noted no subsequent events that require adjustment to, or disclosure in, these financial statements.

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

Under the supervision and with the participation of management, our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on that evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of the period ended December 31 2024 due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal control over financial reporting as of the period ended December 31, 2024 due to a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures. Our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions.

Management’s Plan to Remediate the Material Weakness

Management intends to remediate this item in the following manner:

i. Recruit appropriately skilled accounting resources (the “Remediation Plan”)

Accordingly, management has determined that these control deficiencies constitute a material weakness. Management has begun implementing the Remediation Plan described herein and intends to continue working on it through the year ended December 31, 2025 when appropriate funding is received.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Wendy Blosser	59	Chief Executive Officer and Director
Joe Flanagan	51	Chief Business Officer
Keeren Shah	49	Chief Financial Officer
Gabriele Cerrone	53	Director
Willy Simon	73	Director
John Brancaccio	77	Director
Sean McDonald	65	Director

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and our other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)

Wendy Blosser (Chief Executive Officer)	2024	425,000	-		425,000
	2023	425,000	-		425,000

Jeff Fensterer (Chief Operating Officer)[3]	2024	-	81,813-	[2]	81,813
	2023	138,654	26,589	[2]	165,243

Joe Flanagan (Chief Business Officer)	2024	300,000	-		300,000
	2023	300,000	-		300,000

1)	On June 5, 2023, Jeff Fensterer, Chief Operating Officer, resigned his position with the Company for personal reasons, effective as of June 16, 2023. Jeff Fensterer moved into a consulting position with the Company.
2)	Amount relates to consulting fees

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

Consulting Agreements

Keeren Shah

We entered into a consultancy agreement with Ms. Shah on March 1, 2021 to provide finance director services. This agreement entitles Ms. Shah to receive a base fee of £15,000 ($18,780, based on an exchange ratio of £1.00 to $1.252 of as of December 31, 2024) per annum. Ms. Shah may also be eligible to receive a bonus in an amount to be determined in our sole discretion.

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

Outstanding equity awards at fiscal year end

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options as well as the exercise prices and expiration dates thereof, as of December 31, 2024. Except for the options set forth in the table below, no other equity awards were held by any of our named executive officers as of December 31, 2024.

	Option Awards[1]
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Wendy Blosser	122,500	(2)	367,500	(4)	$2.13	3/23/2032
Chief Executive Officer	85,000		85,000		0.49	3/13/2034

Joe Flanagan	24,750	(3)	74,250	(5)	$2.13	1/25/2032
Chief Business Officer	50,000		50,000		0.49	3/13/2034

1)	For each executive officer, the shares listed in this table are subject to a single stock option award carrying the varying exercise prices as set forth herein. The option awards remain exercisable until they expire ten years from the date of grant, subject to earlier expiration following termination of employment.
2)	61,250 stock options vested on January 25, 2023 and January 25, 2024
3)	12,375 stock options vested on January 25, 2023 and January 25, 2024
4) 5)	122,500 of the options are time-based and 245,000 are performance based. 24,750 of the options are time-based and 49,500 are performance based.

Director and Non-Employee Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2024. Directors who are also employees do not receive cash or equity compensation for service on our Board of Directors in addition to compensation payable for their service as employees of the Company.

Name	2024 Fees Earned or Paid in Cash ($)
Gabriele Cerrone	66,000
Willy Simon	50,000
John Brancaccio	50,000
Sean McDonald	50,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2024 by:

●	each of our Directors;

●	each of our executive officers; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5 per cent. of our outstanding Common Stock.

Name of Beneficial Owner	Shares	Number of Ordinary Shares Beneficially Owned Percentage(1)
Named Executive Officers and Directors
Gabriele Cerrone (2) (3) (4)	4,760,998	39.21%
Willy Simon	9,789	*
Keeren Shah (5)	5,001	*
John Brancaccio (6)	8,964	*
Wendy Blosser (7)	185,750	1.51%
Joe Flanagan (8)	37,125	*
All executive officers and directors as a group (six persons)	5,007,877	40.46%
5% Stockholders
Planwise Group Limited (1) (2)	3,294,338	27.22%
Panetta Partners Ltd(3)	1,425,618	11.78%
Tiziana Lifesciences Ltd	1,337,970	11.06%

*	Represents beneficial ownership of less than one percent.

(1)	“Percentage of Shares Beneficially Owned” is based on 12,100,535 common stock issued and outstanding as at December 31, 2024.

(2)	Gabriele Cerrone, a director of our company, is the beneficial owner of the entire issued share capital of Planwise Group Limited. Planwise Group Limited is incorporated in the British Virgin Islands with a registered address at Offshore Incorporations Centre, P.O. Box 957, Road Town, Tortola, British Virgin Islands.

(3)	This includes shares held by Mr. Cerrone personally and shares held by Planwise Group Limited and Panetta Partners Limited (being entities in which Mr. Cerrone is considered to have a beneficial interest).

(4)	Consists of 41,041 stock options which are currently exercisable or exercisable within 60 days of December 31, 2024

(5)	Consists of 5,001 stock options which are currently exercisable or exercisable within 60 days of December 31, 2024

(6)	Consists of 8,964 stock options which are currently exercisable or exercisable within 60 days of December 31, 2024

(7)	Consists of 183,750 stock options which are currently exercisable or exercisable within 60 days of December 31, 2024

(8)	Consists of 37,125 stock options which are currently exercisable or exercisable within 60 days of December 31, 2024

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Common stock subject to options that are currently exercisable or exercisable within 60 days after December 31, 2024 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investment power with respect to all of the common stock beneficially owned by them, subject to community property laws, where applicable. The information in the table above is based on information known to us or ascertained by us from public filings made by the shareholders.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2024 and 2023, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this prospectus. We also describe below certain other transactions with our directors, executive officers, and stockholder.

Agreements with Our Executive Officers and Directors

We entered into a consulting agreement with Ms. Shah on March 1, 2021 to provide finance director services. This agreement entitles Ms. Shah to receive a base fee of £15,000 ($18,847, based on an exchange ratio of £1.00 to $1.25651 of as of December 31, 2024) per annum. Ms. Shah may also be eligible to receive a bonus in an amount to be determined in our sole discretion.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee works with our management in order to negotiate appropriate fees with its independent registered public accounting firm and is ultimately responsible for approving those fees. The following is a summary and description of fees for services provided by the independent registered public accounting firms in fiscal years 2024 and 2023. Other than as set forth below, no professional services were rendered or fees billed by Mercurius & Associates LLP or Mazars USA LLP during fiscal years 2024 and 2023.

The following table sets forth, for each of the years indicated, the aggregate fees billed to us for services rendered by Mercurius & Associates LLP, our independent registered public accounting firm and Mazars USA LLP, our previous independent registered public accounting firm:

Mercurius & Associates LLP	2024	2023
Audit Fees	$48,925	$-
All Other Fees	-	-
Total	$48,925	$-

Mazars USA LLP	2024	2023
Audit Fees	$67,642	$130,740
All Other Fees	-	-
Total	$67,642	$130,740

Item 15. Exhibits, Financial Statement Schedules

3.1	Amended and Restated Certificate of Incorporation of AccuStem Sciences Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 3, 2021)

3.2	Bylaws of AccuStem Sciences Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 2, 2021)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Form S-1 filed November 17, 2022)

4.2	Demerger Agreement between Tiziana Life Sciences PLC and AccuStem Sciences Limited dated October 5, 2020 (incorporated by reference to Exhibit 4.3 to Form 20-F filed March 12, 2021)

4.3	Supplemental Demerger Agreement between Tiziana Life Sciences PLC and AccuStem Sciences Limited dated October 30, 2020 (incorporated by reference to Exhibit 4.4 to Form 20-F filed March 12, 2021)

4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to Form 10-K filed on March 22, 2024)

10.1	License Agreement dated June 24, 2014 by and between TTFactor Srl and Fondazione Firc per l’Oncologia Molecolare and Universita degli Studi di Milano and Tiziana Life Sciences plc (incorporated by reference to Exhibit 4.5 to Form 20-F filed May 7, 2021)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 3, 2021)

10.3	AccuStem Sciences Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 3, 2021)

10.4	Shared Services Agreement by and between Accustem Sciences Ltd. and Tiziana Life Sciences plc dated as of January 1, 2021 (incorporated by reference to Exhibit 10.4 to Form S-1 filed November 17, 2022).

10.5	Offer Letter dated February 18, 2022 between Accustem Sciences, Inc. and Wendy Blosser (incorporated by reference to Exhibit 10.5 to Form S-1 filed November 17, 2022).

10.6	Offer Letter dated November 25, 2021 between Accustem Sciences, Inc. and Jeff Fensterer (incorporated by reference to Exhibit 10.6 to Form S-1 filed November 17, 2022)

10.7	Offer Letter dated December 6, 2021 between Accustem Sciences, Inc. and Joe Flanagan (incorporated by reference to Exhibit 10.7 to Form S-1 filed November 17, 2022)

10.8	Consulting Agreement dated March 21, 2021 between Keeren Shah and Accustem Sciences, Inc. (incorporated by reference to Exhibit 10.8 to Form S-1 filed November 17, 2022)

10.9	Consulting Agreement dated January 1, 2022 between Gabriele Cerrone and Accustem Sciences, Inc. (incorporated by reference to Exhibit 10.9 to Form S-1 filed November 17, 2022) .

10.10	First Amendment to License Agreement by and between AccuStem Sciences, Inc., Istituto Europeo di Oncologia Srl and Universita degli Studi di Milano, dated November 9, 2022 (incorporated by reference to Exhibit 10.10 to Form S-1 filed November 17, 2022) .

10.11	Amendment to Consulting Agreement dated July 22, 2021 between Keeren Shah and Accustem Sciences, Inc. (incorporated by reference to Exhibit 10.11 to Form S-1 filed November 17, 2022)

19.1	Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 8.1 to Form 20-F filed May 7, 2021)

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Accustem Sciences, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed on Marh 22, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 2025.

ACCUSTEM SCIENCES, INC.
(Registrant)

/s/ Wendy Blosser
Wendy Blosser
Chief Executive Officer

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

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 3, 2025 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Wendy Blosser
Wendy Blosser
Chief Executive Officer and Director

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

/s/ Gabriele Cerrone
Gabriele Cerrone
Director

/s/ Sean McDonald
Sean McDonald
Director

/s/ Willy Simon
Willy Simon
Director

/s/ John Brancaccio
John Brancaccio
Director

-68-