Form 10-Q
period 2025-03-31
Accustem Sciences Inc.
filed 2025-05-20
CIK 1850767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2025

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

As of May 20, 2025, there were 16,072,267 shares of Common Stock, $0.001 par value outstanding.

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

The results for the period ended March 31, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years December 31, 2024 and 2023 included in our annual report on Form 10-K filed with the US. Securities and Exchange Commission (the “SEC”) on April 3, 2025.

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$36,381	$5,046
Prepaid expenses	14,098	45,387
Advances Paid	1,500,000	—
Total Current Assets	1,550,479	50,433
Equipment, net	105	418

TOTAL ASSETS	$1,550,584	$50,851

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$849,071	$804,615
Related party payable	2,710,137	2,370,259
Accrued expenses	147,900	164,053
Note Payable	-	25,148
Total Current Liabilities	3,707,108	3,364,075

TOTAL LIABILITIES	3,707,108	3,364,075

Shareholder’s Equity
Preferred stock $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.001 par value; 150,000,000 shares authorized; 16,072,267 and 12,100,535 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	16,072	12,100
Additional paid-in capital	6,294,859	4,701,723
Accumulated deficit	(8,467,455)	(8,027,047)
TOTAL SHAREHOLDER’S EQUITY	(2,156,524)	(3,313,224)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,550,584	$50,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(LOSS)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

OPERATING EXPENSES

Research and development expenses	$28,346	$23,197
General and administrative expenses	412,062	503,405
Total operating expenses	440,408	526,602
LOSS FROM OPERATIONS	(440,408)	(526,602)

LOSS, BEFORE TAX	(440,408)	(526,602)
Income tax benefit (expense)	—	—
NET LOSS	$(440,408)	$(526,602)

Net loss per share attributable to common shareholders , basic and diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding used in computing net loss per share attributable to common shareholders , basic and diluted	12,723,721	11,346,535

NET LOSS	$(440,408)	$(526,602)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholder’s Deficit
Balance at December 31, 2024	12,100,535	$12,100	$4,701,723	$(8,027,047)	$(3,313,224)
Share-based compensation	—	—	18,107	—	18,107
Issuance of common stock	3,971,732	3,972	1,575,028	—	1,579,000
Net loss	—	—	—	(440,408)	(440,408)
Balance at March 31, 2025	16,072,267	$16,072	$6,294,858	$(8,467,455)	$(2,156,524)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholder’s Deficit
Balance at December 31, 2023	11,346,535	$11,346	$4,399,019	$(6,521,945)	$(2,111,580)
Share-based compensation	—	—	18,168	—	18,168
Net loss	—	—	—	(526,602)	(526,602)
Balance at March 31, 2024	11,346,535	$11,346	$4,417,187	$(7,048,547)	$(2,620,014)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31
	2025	2024
Operating Activities
Net loss	$(440,408)	$(526,602)

Adjustments to reconcile net loss to net cash used in (provided by) operating activities
Depreciation	313	908
Share-based compensation	18,107	18,168
Expenses settled in stock	79,000	-
Change in operating assets and liabilities:
Prepaid expenses	31,624	69,940
Accounts payable	44,456	71,102
Related party payable	(7,122)	66,000
Accrued expenses	(16,152)	63,133
Net cash used in (provided by) operating activities	(290,182)	(237,351)

Financing Activities
Advances from related party	347,000	280,922
Payments on note payable	(25,483)	(55,679)
Net cash used in (provided by) financing activities	321,517	225,243

(Decrease) Increase in cash	31,335	(12,108)

Cash, beginning of period	5,046	21,481
Cash, end of period	$36,381	$9,373

Supplemental disclosure of noncash investing and financing activities
Cash paid for interest	336	697
Shares issued pending non-cash transaction	1,500,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

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

Liquidity and Going Concern

The condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has financed its activities principally from support from a related party. The Company has incurred a net loss in every fiscal period since inception. For the three months ended March 31, 2025, the Company incurred a net loss of $440,408. The Company has an accumulated deficit of $8,467,455 and a working capital deficit of $2,156,629 as of March 31, 2025.  The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of its technology and products, and expenses related to the commercialization of its products.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on April, 3, 2025. Unless otherwise indicated, all references to “$” are to U.S. dollars, and all references to “£” or “GBP” are to Great Britain Pounds. The Company’s reporting currency is U.S. dollars.

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

Cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less at the date of purchase and money market accounts to be cash equivalents. At March 31, 2025 and December 31, 2024, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

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

Issued Accounting Standards Not Yet Adopted

There are no recently issued accounting standards that have not been adopted that would affect the financial statements of the Company.

3. EQUIPMENT

Equipment consists of the following:

	March 31, 2025	December 31, 2024
Computer equipment	$10,999	$10,999
Less: Accumulated depreciation	(10,894)	(10,581)
Equipment, net	$105	$418

Depreciation expense was approximately $313 and $908 for the three months ended March 31, 2025 and 2024, respectively.

Depreciation expense is included within General and Administrative expenses in the accompanying Consolidated Statement of Operations and Comprehensive Loss.

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
Legal expense	$146,594	$146,594
Other	1,306	17,459
Total accrued expenses	$147,900	$164,053

5. NOTE PAYABLE

On May 20, 2024, the Company renewed its Directors and Officers Liability Insurance agreement for $102,915. Under the terms of the agreement, the Company made a down payment of $21,000, with the remaining balance financed over the remaining term at an annual percentage rate of 7.99%. Beginning June 2024, the Company made 10 monthly payments of $8,494, with the last payment made in March 2025. At the end of March 31,2025, the outstanding balance on the note payable was $0. At December 31, 2024, the outstanding balance on the note payable was $25,148.

6. ADVANCE PAID

The advance paid consists of consideration issued in shares against which an intangible asset will be acquired by Accustem Sciences Inc.

7. LICENSE

StemPrintER

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

For the three months ended March 31, 2025 and 2024, the Company did not recognize any expense related to this license agreement.

8. LOSS PER SHARE

Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options in the calculation of diluted net loss per common shares would have been antidilutive.

For the three months ended March 31, 2025 and 2024, loss per share of the Company are as follows:

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net Loss	$(440,408)	$(526,602)
Net loss attributable to common shareholders	$(440,408)	$(526,602)
Denominator:
Weighted-average common shares outstanding, basic and diluted	12,723,721	11,346,535
Net loss per common share, basic and diluted	$(0.03)	$(0.05)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common shareholders  for the three months ended March 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2025	2024
Stock options to purchase common stock outstanding	1,352,279	1,352,279
Warrants to purchase common stock outstanding	350,000	350,000
Total	1,702,279	1,702,279

9. SHARE-BASED COMPENSATION

In August 2021, Limited adopted the 2021 Omnibus Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides that the Company may grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Share-Based Awards to selected employees, directors, and independent contractors of the Company.

Each Award shall be exercisable at such time or times and subject to such terms and conditions set forth in the Incentive Plan, as shall be determined by the administrator in the applicable award agreement. Total shares authorized by the plan was 2,500,000. Awards under the Incentive Plan are exercisable for up to 10 years from the date of issuance. There are 268,256 remaining available shares to be issued under the Incentive Plan at March 31, 2025. The number of shares of Common Stock that are reserved and available for issuance under the Incentive Plan shall be subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Plan as defined in Section 4(a) of the Incentive Plan.

Options

The Company issued 608,500 options during the first quarter of 2025 for employees, directors and non-employees under the Incentive Plan. The options granted had an exercise price of $2.13 and $0.52 and expire on the ten-year anniversary of the grant date.

Modification of options

On January 3, 2025, the remuneration committee board of directors approved an amendment to 294,500 performance related previously unvested options issued to management, as the refocus of the Company meant that the options would not meet the vesting conditions that were set out. 294,500 replacement options were issued concurrently with time-based vesting conditions, the number of options issued and the exercise price remained the same at $2.13.

The fair value of the modified options at the date of modification was determined using the Black-Scholes option pricing model. The fair value of the performance based option charged immediately prior to the modification was $0 (as it was improbable that the vesting conditions would be met), so the incremental fair value is therefore equal to the fair value of the modified award (the value of the modified award compared to its prior zero value) and is recognized over the vesting period of the replacement award.

For the three months ended March 31, 2025, stock option activity for time-based options of the Company is as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	550,711	$1.36	7.87	$7,390
Issued	608,500	1.56	9.87	—
Exercised	—	—	—	—
Expired/Forfeited	—	0.28	7.33	—
Outstanding at March 31, 2025	1,159,211	$1.47	8.80	$16,643

Vested and exercisable March 31, 2025	349,753	$1.52	7.29	$12,643

The Company issued 201,000 options during the first quarter of 2024 for employees, directors and non-employees under the Incentive Plan. The options granted had an exercise price of $0.49 and expire on the ten-year anniversary of the grant date.

For the three months ended March 31, 2024, stock option activity for time-based options of the Company is as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	366,615	$1.82	8.14	$15,686
Issued	201,000	0.49	9.95	—
Exercised	—	—	—	—
Expired/Forfeited	(879)	0.28	7.33	—
Outstanding at March 31, 2024	566,736	$1.35	5.10	$—

Vested and exercisable March 31, 2024	284,611	$1.78	7.86	$—

The fair value of the modified options was determined using the same models and principles as described above.

For the three months ended March 31, 2025, stock option activity for performance-based options of the Company is as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	894,500	$1.41	8.11	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	(294,500)	(2.13)	(6.95)	—
Outstanding at March 31, 2025	600,000	$1.06	6.82	$—

Vested and exercisable March 31, 2025	—	—	—	—

For the three months ended March 31, 2024, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	894,500	$1.41	8.11	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at March 31, 2024	894,500	$1.41	7.86	$—

Vested and exercisable March 31, 2024	—	—	—	—

The aggregate intrinsic value is calculated as the difference between the estimated fair value of the underlying common stock as of March 31, 2025 and the option exercise price.

Total share-based compensation was approximately $18,107 and $18,168, respectively, for the three months ended March 31, 2025 and 2024, respectively.

Total share-based compensation expense is included in General and Administrative expenses on the Condensed Consolidated Statement of Operations and Other Comprehensive Income.

The weighted average grant date fair value for stock options granted during the three months ended March 31, 2025 is $0.10. The weighted average grant date fair value for stock options granted during the three months ended March 31, 2024 is $0.49. The performance-based and time-based stock options are equity-classified.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the option awards. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Risk-free interest rate	3.98 to 4.11%	1.80
Expected dividend yield	—	—
Expected term	5 years	5 years
Expected volatility	50.92 to 52.84%	53.43

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

As of March 31, 2025, there was $521,108 unrecognized compensation expense related to options. $122,554 of this cost is subject to time-based conditions, and is to be recognized over a period of approximately 3.32 years. The remaining $398,555 of unrecognized compensation expense relates to performance-based conditions for unvested options. These costs are expected to be recognized over the required service period once the performance condition has occurred or becomes probable. Compensation costs related to the performance stock options are evaluated at each reporting period and subsequently adjusted for changes in the expected outcomes of the performance conditions.

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

Warrants

There were no warrants issued during the three months ended March 31, 2025 or 2024.

For the three months ended March 31, 2025, warrant activity of the Company are as follows:

	Number of shares	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	350,000	$1.06	7.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at March 31, 2025	350,000	$1.06	6.82	$—

For the three months ended March 31, 2024, warrant activity of the Company are as follows:

	Number of shares	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	350,000	$1.06	8.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at March 31, 2024	350,000	$1.06	7.82	$—

Vested and exercisable March 31, 2024	—	—	—	—

There was no share-based compensation expense recognized during the three months ended March 31, 2025 and 2024 for warrants.

As of March 31, 2025 and 2024, there was $232,490 of total performance-based unrecognized compensation costs related to unvested common stock warrants. These costs are expected to be recognized once the performance condition has occurred or becomes probable.

10. RELATED PARTY TRANSACTIONS

Tiziana is a related party as it is under common control. The Company and Tiziana share directors, officers and significant shareholders. The Company has also been formed due to an acquisition of a subsidiary company from Tiziana. As of March 31, 2025, Tiziana owns approximately 10.91% of the Company.

Effective with the demerger agreement, the Company entered into a shared services agreement, where the Company outsources certain limited management and administrative services. The Company notes that the fees consist of payroll costs associated with time spent providing services for the Company and are based on actual time spent and the allocated payroll costs. In addition, the Company is charged, at cost, for utilization of certain office space. There was no mark-up associated with fees charged for these services. For the three months ended March 31, 2025 and 2024, the Company has incurred approximately $3,378 and $3,422, respectively.  The balance due to Tiziana in respect of the shared services agreement at March 31, 2025 was $82,820.

As of March 31, 2025 and December 31, 2024, $170,816 and $170,816 respectively, was also due to Tiziana, as Tiziana had paid for expenses on behalf of the Company. In addition to this, of March 31, 2025 and December 31, 2024, $2,456,500 and $2,109,500 respectively, was also due to Tiziana as Tiziana had provided funding support.

In January 2022, the Company and Gabriele Cerrone, who is the Chairman of the Board of Directors and the largest shareholder, entered into an agreement in which he will provide consulting services to the Company for a monthly fee of $5,500. As of March 31, 2025 and December 31, 2024, $0 and $10,500, respectively was due to Gabriele Cerrone.

During the 3 months to March 31, 2025, Mr. Cerrone agreed to settle unpaid fees in shares. In March 2025, 121,732 shares were issued in respect of $27,000 of unpaid fees.

11. INCOME TAXES

The Company recorded no provision or benefit for income tax expense for the three months ended March 31, 2025. For all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open tax audits with any taxing authority as of March 31, 2025.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events up to the date on which the financial statements are issued and noted no subsequent events that require adjustment to, or disclosure in, these financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 3, 2025. In addition to our historical condensed consolidated financial information, the following contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q.

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

Unless otherwise stated or the context otherwise requires, the terms “AccuStem” “we,” “us,” “our” and the “Company” refer collectively to AccuStem and, where appropriate, its subsidiary.

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

We plan to launch our lead product candidate, the microRNA Signature Classifier (MSC) test, for clinical use in early 2026. Our plan is to develop and commercialize a suite of novel genomic tests that support decision making along the entire continuum of oncology care. We plan to launch our lead product candidate, the MSC test, for clinical use in early 2026, and focus on the commercialization of our proprietary genomic test, StemPrintER, for patients with early-stage breast cancer.

MicroRNA Signature Classifier (MSC) Lung Test

Our lead product, a 24-microRNA (miRNA) assay designed to designed to help determine whether lung nodules identified by LDCT (low dose computer tomography) screening are benign or malignant. The test was designed to minimize overtreatment and undertreatment of the 1.6 million patients diagnosed with long nodules each year in the US, while simultaneously reducing costs to the healthcare system by improving the accuracy of LDCT alone. MSC has been validated in multiple prospective, randomized cohorts representing over 5,000 patients and published in top tier journals including the Journal of Clinical Oncology.

Given their fundamental role in biological processes, as well as their ubiquity within many bodily fluids, miRNAs provide novel avenues for development of anti-cancer therapies and diagnostic tools. More recent research has shown they are powerful biomarkers for the early detection of imperceptible or asymptomatic cancers.¹

Each year, nearly 2.5 million people are diagnosed with lung cancer worldwide. Historically, lung cancer has been identified at later stages where cure is not possible. To improve outcomes for patients, low dose computed tomography (LDCT) screening programs have been implemented in some countries to detect lung cancer earlier. While these programs have been endorsed by medical societies, they have also led to a significant increase in the detection of lung nodules creating a clinical dilemma for patients and their physicians. Most patients with a lung nodule will not have cancer but in most cases clinical factors alone are not sufficient to determine which nodules require further intervention (e.g., biopsy) versus surveillance. In order to facilitate more efficient and effective patient care, genomics have been proposed as a means of supporting the decision-making process regarding the ideal care path for patients with lung nodules.

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

Our other product candidate is StemPrintER, a 20-gene prognostic assay intended to predict the risk of distant recurrence (“DR”) in luminal (ER+/HER2-negative) breast cancer patients. The assay was developed to measure the “stemness” of tumors, or how much a tumor behaves like stem cells which could indicate how likely a cancer is to recur or be resistant to standard treatments, ultimately impacting how patients are managed by their multi-disciplinary care team. StemPrintER has been validated in several clinical cohorts and studies, the largest of which are a consecutive series of approximately 2,400 patients from the European Institute of Oncology (“IEO”) and approximately 800 patients from the TransATAC study. In the IEO cohort, StemPrintER High Risk patients (“SPRS High”) were 1.85 times more likely to have a distant recurrence compared to Low Risk (“SPRS Low”) patients (Figure 1) and in the TransATAC cohort, SPRS High patients were 4.27 times more likely to experience a distant recurrence compared to SPRS Low Risk patients (Figure 2). Together, these data confirm that StemPrintER is highly prognostic for outcomes in patients with breast cancer and indicate the potential utility of the test in the oncology clinic.

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

Financial Operations Overview

We have no products approved for commercial sale and have not generated revenue to date. We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $440,408  and $526,602 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $8,467,455. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Segment Information

As of March 31, 2025, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of March 31, 2025, substantially all of our assets were located in the United States. Our headquarters and operations are located in New York, NY and London, UK.

Results of Operations

The following discussion and analysis of our results of operations includes a comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$—	$—	$—	—%
Research and development expenses	28,346	23,197	5,149	22%
General and administrative expenses	412,062	503,405	(91,343)	(18%)
Loss from operations	440,408	526,602	(86,194)	(16%)
Loss, before income tax	(440,408)	(526,602)	(86,194)	(16%)
Income tax benefit (expense)	—	—	—	—%
Net loss	$(440,408)	$(526,602)	$(86,194)	(16%)

Research and development

Research and development expenses for the three months ended March 31, 2025, increased to $28,346, compared to $23,197 for the three months ended March 31, 2024 primarily due to decrease in patent related expenses, and laboratory work and consulting.

General and administrative

General and administrative expenses for three months ended March 31, 2025, decreased to $412,062, compared to $503,405 for the three months ended March 31, 2024 primarily due to a decrease of payroll related costs as a result of a reduction in headcount.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses. Our potential products are at various phases of development. We do not expect to generate significant revenue from product sales for several years, if at all. Pursuant to the demerger, Tiziana transferred $1,353,373 (£1,000,000) in cash in January 2022 to the Company. In addition, subject to the terms of the supplemental demerger agreement, Tiziana invested $2,675,940 (£2,000,000) in cash in March 2022 for additional shares of the Company. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of March 31, 2025, our cash balance is $36,381, which is inadequate for our current planned level of operations.

Cash Flows

The following table summarizes our cash flows:

	For the Three Months Ended March 31,
	2025	2024
Cash flows (used in) provided by operating activities	$(290,182)	$(237,351)

Cash flows used in investing activities	—	—

Cash flows (used in) provided by financing activities	321,517	225,243

Net (decrease) increase in cash and cash equivalents	31,335	(12,108)
Cash and cash equivalents at beginning of period	5,046	21,481
Cash and cash equivalents at end of period	$36,381	$9,373

Operating Activities

During the three months ended March 31, 2025 and 2024, net cash used in operating activities was primarily the result of net losses, partially offset by prepaid expenses, and accrued expenses.

Investing Activities

There were no cash flows from investing activities during the three months ended March 31, 2025 and 2024.

Financing Activities

During the three months ended March 31, 2025, net cash used in financing activities was primarily due to cash advances from a related party offset by payments on a note payable.

During the three months ended March 31, 2024, net cash used in financing activities was primarily due to cash advances from a related party offset by payments on a note payable.

Market Capital Expenditure Commitments

We have no material commitment for capital expenditures.

Funding Requirements

We expect that our expenses will increase and operating losses will be generated, and we have $8,467,455  of accumulated deficit as at March 31, 2025. Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements until June 2025. We expect to incur substantial additional expenditures in the near term to support our acceleration of activities. We expect to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity financings, debt financings, collaborations with other companies or other strategic transactions. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder . Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included our Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15I and 15d-15(e)) as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weaknesses in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal control over financial reporting as of the period ended March 31, 2025 due to a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures. Our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions.

Management’s Plan to Remediate the Material Weakness

Management intends to remediate this item in the following manner:

i. Recruit appropriately skilled accounting resources (the “Remediation Plan”)

Accordingly, management has determined that these control deficiencies constitute a material weakness. Management has begun implementing the Remediation Plan described herein and intends to continue working on it through the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2024.

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

101.DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE* Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2025.

ACCUSTEM SCIENCES, INC.

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on May 20, 2025 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Wendy Blosser
Wendy Blosser
Chief Executive Officer and Director

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

