Form 10-Q
period 2025-09-30
Accustem Sciences Inc.
filed 2025-11-12
CIK 1850767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 000-56257

ACCUSTEM SCIENCES, INC.

(Exact name of registrant as specified in Its Charter)

Delaware	87-3774438
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 1402, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 00 44 2074952379

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ACUT	OTCQB Venture Marketplace (“OTCQB”)

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

As of November 12, 2025, there were 16,072,267 shares of Common Stock, $0.001 par value outstanding.

Table of Contents

		Page

PART I- FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	2

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Three and Nine Months Ended September 30, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Changes in Shareholder’s Equity for the Three and Nine Months Ended September 30, 2025 and 2024	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2025 and 2024	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

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

The results for the period ended September 30, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years December 31, 2024 and 2023 included in our annual report on Form 10-K filed with the US. Securities and Exchange Commission (the “SEC”) on April 3, 2025.

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$14,391	$5,046
Prepaid expenses	58,856	45,387
Advances Paid	1,500,000	—
Total Current Assets	1,573,247	50,433
Equipment, net	-	418

TOTAL ASSETS	$1,573,247	$50,851

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$923,191	$804,615
Related party payable	3,366,503	2,370,259
Accrued expenses	149,774	164,053
Note Payable	44,689	25,148
Total Current Liabilities	4,484,157	3,364,075

TOTAL LIABILITIES	4,484,157	3,364,075

Shareholder’s Equity
Preferred stock $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.001 par value; 150,000,000 shares authorized; 16,072,267 and 12,100,535 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	16,072	12,100
Additional paid-in capital	6,341,773	4,701,723
Accumulated deficit	(9,268,755)	(8,027,047)
TOTAL SHAREHOLDER’S EQUITY	(2,910,910)	(3,313,224)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,573,247	$50,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(LOSS)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

OPERATING EXPENSES

Research and development expenses	$72,720	$31,409	$161,270	$96,352
General and administrative expenses	327,177	296,765	1,080,438	1,036,649
Total operating expenses	399,897	328,174	1,241,708	1,133,001
LOSS FROM OPERATIONS	(399,897)	(328,174)	(1,241,708)	(1,133,001)

LOSS, BEFORE TAX	(399,897)	(328,174)	(1,241,708)	(1,133,001)
Income tax benefit (expense)
NET LOSS	$(399,897)	$(328,174)	$(1,241,708)	$(1,133,001)

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.10)

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	16,072,267	11,346,535	14,950,840	11,346,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

For Three Months Ended September 30, 2025

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at June 30, 2025	16,072,267	$16,072	$6,318,099	$(8,868,858)	$(2,534,687)
Share-based compensation	-	-	23,674	-	23,674
Net loss	-	-	-	(399,897)	(399,897)
Balance at September 30, 2025	16,072,267	$16,072	$6,341,773	$(9,268,755)	$(2,910,910)

For Three Months Ended September 30, 2024

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at June 30, 2024	11,346,535	$11,346	$4,431,120	$(7,326,772)	$(2,884,306)
Share-based compensation	-	-	18,846	-	18,846
Net loss	-	-	-	(328,174)	(328,174)
Balance at September 30, 2024	11,346,535	$11,346	$4,449,966	$(7,654,946)	$(3,193,634)

For Nine Months Ended September 30, 2025

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance at December 31, 2024	12,100,535	$12,100	$4,701,723	$(8,027,047)	$(3,313,224)
Share-based compensation	—	—	65,022	—	65,022
Issuance of common stock	3,971,732	3,972	1,575,028	—	1,579,000
Net loss	—	—	—	(1,241,708)	(1,241,708)
Balance at September 30, 2025	16,072,267	$16,072	$6,341,773	$(9,268,755)	$(2,910,910)

For Nine Months Ended September 30, 2024

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2023	11,346,535	$11,346	$4,399,019	$(6,521,945)	$(2,111,580)

Share-based compensation	-	-	50,947	-	50,947
Net loss	-	-	-	(1,133,001)	(1,133,001)
Balance at September 30, 2024	11,346,535	$11,346	$4,449,966	$(7,654,946)	$(3,193,634)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30
	2025	2024
Operating Activities
Net loss	$(1,241,708)	$(1,133,001)

Adjustments to reconcile net loss to net cash used in (provided by) operating activities
Depreciation	418	2,723
Share-based compensation	65,022	50,947
Expenses settled in stock	79,000	-
Change in operating assets and liabilities:
Prepaid expenses	80,981	145,869
Accounts payable	118,576	211,863
Related party payable	39,244	49,499
Accrued expenses	(14,279)	7,620
Net cash used in (provided by) operating activities	(872,746)	(664,480)

Financing Activities
Advances from related party	957,000	781,077
Payments on note payable	(74,909)	(100,998)
Net cash used in (provided by) financing activities	882,091	680,079

(Decrease) Increase in cash	9,345	15,599

Cash, beginning of period	5,046	21,481
Cash, end of period	$14,391	$37,080

Supplemental disclosure of noncash investing and financing activities
Issuance of Note Payable for payment of prepaid expense	92,597	102,915
Cash paid for interest	1,854	2,560
Shares issued pending non-cash transaction	1,500,000	-

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

Liquidity and Going Concern

The condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has financed its activities principally from support from a related party. The Company has incurred a net loss in every fiscal period since inception. For the nine months ended September 30, 2025, the Company incurred a net loss of $1,241,708. The Company has an accumulated deficit of $9,268,755 and a working capital deficit of $2,910,910 as of September 30, 2025. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of its technology and products, and expenses related to the commercialization of its products.

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

Cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less at the date of purchase and money market accounts to be cash equivalents. At September 30, 2025 and December 31, 2024, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

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

Issued Accounting Standards Not Yet Adopted

There are no recently issued accounting standards that have not been adopted that would affect the financial statements of the Company.

3. EQUIPMENT

Equipment consists of the following:

	September 30, 2025	December 31, 2024
Computer equipment	$10,999	$10,999
Less: Accumulated depreciation	(10,999)	(10,581)
Equipment, net	$-	$418

Depreciation expense was approximately $0 and $907, respectively, for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, respectively, depreciation expense was approximately $418 and $2,723, respectively.

Depreciation expense is included within General and Administrative expenses in the accompanying Consolidated Statement of Operations and Comprehensive Loss.

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Legal expense	$146,594	$146,594
Other	3,180	17,459
Total accrued expenses	$149,774	$164,053

5. NOTE PAYABLE

On May 20, 2025, the Company renewed its Directors and Officers Liability Insurance agreement for $92,597. Under the terms of the agreement, the Company made a down payment of $19,000, with the remaining balance financed over the remaining term at an annual percentage rate of 7.25%. Beginning September 2025, the Company will make 10 monthly payments of $7,606, with the last payment made in March 2026. At the end of September 30, 2025, the outstanding balance on the note payable was $44,689.

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

For the three months ended September 30, 2025 and 2024, the Company did not recognize any expense related to this license agreement.

8. LOSS PER SHARE

Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options in the calculation of diluted net loss per common shares would have been antidilutive.

For the three and nine months ended September 30, 2025 and 2024, loss per share of the Company are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Numerator:
Net Loss	$(399,897)	$(328,174)	$(1,241,708)	$(1,133,001)
Net loss per share attributable to common stockholders	$(399,897)	$(328,174)	$(1,241,708)	$(1,133,001)
Denominator:
Weighted average common shares outstanding, basic and diluted	16,072,267	11,346,535	14,950,840	11,346,535
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.10)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common shareholders for the three months ended September 30, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Shares issuable upon exercise of stock options	1,759,211	286,086	1,759,211	286,086
Warrants to purchase common stock outstanding	350,000	350,000	350,000	350,000
Total	2,109,211	636,086	2,109,211	636,086

9. SHARE-BASED COMPENSATION

In August 2021, Limited adopted the 2021 Omnibus Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides that the Company may grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Share-Based Awards to selected employees, directors, and independent contractors of the Company.

Each Award shall be exercisable at such time or times and subject to such terms and conditions set forth in the Incentive Plan, as shall be determined by the administrator in the applicable award agreement. Total shares authorized by the plan was 2,500,000. Awards under the Incentive Plan are exercisable for up to 10 years from the date of issuance. There are 268,256 remaining available shares to be issued under the Incentive Plan at September 30, 2025. The number of shares of Common Stock that are reserved and available for issuance under the Incentive Plan shall be subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Plan as defined in Section 4(a) of the Incentive Plan.

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

For the nine months ended September 30, 2025, stock option activity for time-based options of the Company is as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	550,711	$1.36	7.87	$7,390
Issued	608,500	1.56	9.37	251,550
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at September 30, 2025	1,159,211	$1.47	8.30	$561,441

Vested and exercisable September 30, 2025	349,753	$1.52	6.79	$157,091

For the nine months ended September 30, 2024, stock option activity for time-based options of the Company is as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	366,615	$1.82	8.14	$15,686
Issued	201,000	0.49	9.15	—
Exercised	—	—	—	—
Expired/Forfeited	(16,904)	1.75	7.42	—
Outstanding at September 30, 2024	550,711	$1.36	8.13	$—

Vested and exercisable September 30, 2024	286,086	$1.75	7.42	$—

The Company issued 201,000 options during the first quarter of 2024 for employees, directors and non-employees under the Incentive Plan. The options granted had an exercise price of $0.49 and expire on the ten-year anniversary of the grant date.

The fair value of the modified options was determined using the same models and principles as described above.

For the nine months ended September 30, 2025, stock option activity for performance-based options of the Company is as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	894,500	$1.41	8.11	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	(294,500)	(2.13)	(6.45)	—
Outstanding at September 30, 2025	600,000	$1.06	6.32	$378,000

Vested and exercisable September 30, 2025	—	—	—	—

For the nine months ended September 30, 2024, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	894,500	$1.41	8.11	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at September 30, 2024	894,500	$1.41	7.36	$—

Vested and exercisable September 30, 2024	—	—	—	—

The aggregate intrinsic value is calculated as the difference between the estimated fair value of the underlying common stock as of September 30, 2025 and the option exercise price.

Total share-based compensation was approximately $23,674 and $118,846, respectively, for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, respectively, share-based compensation was approximately $65,022 and $50,947, respectively.

Total share-based compensation expense is included in General and Administrative expenses on the Condensed Consolidated Statement of Operations and Other Comprehensive Income.

The weighted average grant date fair value for stock options granted durng the nine months ended September 30, 2025 is $0.10. The weighted average grant date fair value for stock options granted during the nine months ended September 30, 2024 is $0.49. The performance-based and time-based stock options are equity-classified.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the option awards. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Risk-free interest rate	3.98 to 4.11%	1.80
Expected dividend yield	—	—
Expected term	5 years	5 years
Expected volatility	50.92 to 52.84%	53.43

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

As of September 30, 2025, there was $474,194 unrecognized compensation expense related to options. $75,640 of this cost is subject to time-based conditions, and is to be recognized over a period of approximately 3.02 years. The remaining $398,555 of unrecognized compensation expense relates to performance-based conditions for unvested options. These costs are expected to be recognized over the required service period once the performance condition has occurred or becomes probable. Compensation costs related to the performance stock options are evaluated at each reporting period and subsequently adjusted for changes in the expected outcomes of the performance conditions.

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

Warrants

There were no warrants issued during the three months ended September 30, 2025 or 2024.

For the three months ended September 30, 2025, warrant activity of the Company are as follows:

	Number of shares	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	350,000	$1.06	7.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at September 30, 2025	350,000	$1.06	6.32	$220,500

For the three months ended September 30, 2024, warrant activity of the Company are as follows:

	Number of shares	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	350,000	$1.06	8.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at September 30, 2024	350,000	$1.06	7.57	$122,500

Vested and exercisable September 30, 2024	—	—	—	—

There was no share-based compensation expense recognized during the three months ended September 30, 2025 and 2024 for warrants.

As of September 30, 2025 and 2024, there was $232,490 of total performance-based unrecognized compensation costs related to unvested common stock warrants. These costs are expected to be recognized once the performance condition has occurred or becomes probable.

10. RELATED PARTY TRANSACTIONS

Tiziana is a related party as it is under common control. The Company and Tiziana share directors, officers and significant shareholders. The Company has also been formed due to an acquisition of a subsidiary company from Tiziana. As of September 30, 2025, Tiziana owns approximately 10.91% of the Company.

Effective with the demerger agreement, the Company entered into a shared services agreement, where the Company outsources certain limited management and administrative services. The Company notes that the fees consist of payroll costs associated with time spent providing services for the Company and are based on actual time spent and the allocated payroll costs. In addition, the Company is charged, at cost, for utilization of certain office space. There was no mark-up associated with fees charged for these services. For the three months ended September 30, 2025 and 2024, the Company has incurred approximately $1,924 and $2,586, respectively. The balance due to Tiziana in respect of the shared services agreement at September 30, 2025 was $88,296.

As of September 30, 2025 and December 31, 2024, $178,707 and $170,816 respectively, was also due to Tiziana, as Tiziana had paid for expenses on behalf of the Company. In addition to this, of September 30, 2025 and December 31, 2024, $3,066,500 and $2,109,500 respectively, was also due to Tiziana as Tiziana had provided funding support.

In January 2022, the Company and Gabriele Cerrone, who is the Chairman of the Board of Directors and the largest shareholder, entered into an agreement in which he will provide consulting services to the Company for a monthly fee of $5,500. As of September 30, 2025 and December 31, 2024, $33,000 and $10,500, respectively was due to Gabriele Cerrone.

11. INCOME TAXES

The Company recorded no provision or benefit for income tax expense for the three months ended September 30, 2025. For all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open tax audits with any taxing authority as of September 30, 2025.

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

Financial Operations Overview

We have no products approved for commercial sale and have not generated revenue to date. We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $399,897 and $328,174 for the three months ended September 30, 2025 and 2024, respectively. We incurred net losses of $1,241,708 and $1,133,001 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $9,268,755. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Segment Information

As of September 30, 2025, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of September 30, 2025, substantially all of our assets were located in the United States. Our headquarters and operations are located in New York, NY and London, UK.

Results of Operations

The following discussion and analysis of our results of operations includes a comparison of the three and nine months ended September 30, 2025 to the three months and nine months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$—	$—	$—	—%
Research and development expenses	72,720	31,409	41,311	132%
General and administrative expenses	327,177	296,765	30,412	10%
Loss from operations	399,897	328,174	71,723	22%
Loss, before income tax	(399,897)	(328,174)	(71,723)	(22)%
Income tax benefit (expense)	—	—	—	—%
Net loss	$(399,897)	$(328,174)	$(71,723)	(22)%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$—	$—	$—	—%
Research and development expenses	161,270	96,352	64,918	67%
General and administrative expenses	1,080,438	1,036,649	43,789	6%
Loss from operations	1,241,708	1,133,001	108,707	14%
Loss, before income tax	(1,241,708)	(1,133,001)	(108,707)	(14)%
Income tax benefit (expense)	—	-	—	—%
Net loss	$(1,241,708)	$(1,133,001)	$(108,707)	(14)%

Research and development

Research and development expenses for the three and nine months ended September 30, 2025, increased to $72,270 and $161,270, respectively, compared to $31,409 and $96,352, respectively, for the three and nine months ended September 30, 2024 primarily due to an increase in patent related expenses, and laboratory work and consulting.

General and administrative

General and administrative expenses for three and nine months ended September 30, 2025, increased to $327,177 and $1,080,438, respectively, compared to $296,765 and $1,036,649, respectively, for the three and nine months ended September 30, 2024 primarily due to an increase of costs for public relations and professional fees.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses. Our potential products are at various phases of development. We do not expect to generate significant revenue from product sales for several years, if at all. Pursuant to the demerger, Tiziana transferred $1,353,373 (£1,000,000) in cash in January 2022 to the Company. In addition, subject to the terms of the supplemental demerger agreement, Tiziana invested $2,675,940 (£2,000,000) in cash in March 2022 for additional shares of the Company. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of September 30, 2025, our cash balance is $14,391, which is inadequate for our current planned level of operations.

Cash Flows

The following table summarizes our cash flows:

	For the Nine Months Ended September 30,
	2025	2024
Cash flows (used in) provided by operating activities	$(872,746)	$(664,480)

Cash flows used in investing activities	—	—

Cash flows (used in) provided by financing activities	882,091	680,079

Net (decrease) increase in cash and cash equivalents	9,345	15,599
Cash and cash equivalents at beginning of period	5,046	21,481
Cash and cash equivalents at end of period	$14,391	$37,080

Operating Activities

During the nine months ended September 30, 2025 and 2024, net cash used in operating activities was primarily the result of net losses, partially offset by prepaid expenses, and accrued expenses.

Investing Activities

There were no cash flows from investing activities during the nine months ended September 30, 2025 and 2024.

Financing Activities

During the nine months ended September 30, 2025, and September 30, 2024, net cash provided by financing activities was primarily due to advances from a related party, partially offset by payments on a note payable.

Market Capital Expenditure Commitments

We have no material commitment for capital expenditures.

Funding Requirements

We expect that our expenses will increase and operating losses will be generated, and we have $8,868,858 of accumulated deficit as at September 30, 2025. Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements until August 2025. We expect to incur substantial additional expenditures in the near term to support our acceleration of activities. We expect to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15I and 15d-15(e)) as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weaknesses in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal control over financial reporting as of the period ended September 30, 2025 due to a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures. Our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE* Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2025.

ACCUSTEM SCIENCES, INC.

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on November 12, 2025 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Wendy Blosser
Wendy Blosser
Chief Executive Officer and Director

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

