Form 10-K
period 2025-12-31
Accustem Sciences Inc.
filed 2026-04-14
CIK 1850767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2025

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

The aggregate market value of the Company’s common stock held by non-affiliates of the registrant was $9,684,334 computed by reference to the closing sale price of the common stock on the OTCQB Venture Marketplace on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 14, 2026, there were 16,072,267 shares of Common Stock, $0.001 par value outstanding.

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

Item 1. Business

Company Overview

We are a clinical stage diagnostics company dedicated to improving quality of life and outcomes for the millions of people worldwide who are diagnosed with cancer each year. Our plan is to develop and commercialize a suite of novel genomic tests that support decision making along the entire continuum of oncology care. Our focus will be the launch of our proprietary genomic tests, MSC (MicroRNA Signature Classifier) for patients with lung nodules and StemPrintER for patients with early stage breast cancer. We estimate this market opportunity represents more than $6.3 billion in annual revenue in the US, where we will focus our initial commercialization efforts.

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

An application for a CMS coverage policy of the MSC test was filed with Novitas Solutions, Inc , a Medicare reimbursement contractor in November, 2025.

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

Intellectual Property

We consider the protection of our proprietary technologies and products, as well as our ability to maintain patent protection that covers the composition of matter of our product candidates, their methods of use, and other related technologies and inventions, to be a critical element in the success of our business. As of March 31, 2026, our licensed intellectual property included three patent families.

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

Human Capital

As of December 31, 2025, we had four full time employees. These employees are not represented by a labor union or covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

We are a clinical stage diagnostic company with a limited operating history. Since our inception in May 2013, we have incurred significant net losses. Our net losses were $1,756,096 and $1,505,102 for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $9,783,143. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant and increasing operating expenses and losses for the foreseeable future. These net losses will adversely impact our stockholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern

Since inception, we have incurred cumulative losses from operations, negative cash flows from operating activities and have accumulated deficits of $9,783,143 and $8,027,047 as of December 31, 2025 and 2024, respectively. We expect to continue to generate significant operating losses for the foreseeable future. Based on our recurring losses from operations since inception and continued cash outflows from operating activities, in our audited consolidated financial statements for the years ended December 31, 2024 and 2023, we concluded that this circumstance raised substantial doubt about our ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in its report on the consolidated financial statements for the years ended December 31, 2025 and 2024, our independent registered public accounting firm included an emphasis of matter paragraph stating that our recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2025 and 2024 do not include any adjustments that may result from the outcome of this uncertainty.

Risks Related to our Business Operations

Risks relating to managing growth, employee matters and other risks relating to our business

As of December 31, 2025, we had four full-time employees. As we mature, we expect to expand our full-time employee base and hire more scientists, technicians and other skilled and experienced personnel. Our management may need to divert a disproportionate amount of its attention away from the day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional products or technologies. If the management is unable to effectively manage our growth, our expenses may increase more than expected, the ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our principal shareholder has a significant holding in the company which may give them influence in certain matters requiring approval by shareholders, including approval of significant corporate transactions in certain circumstances

As of December 31, 2025, Gabriele Cerrone and Planwise Group Limited, a company in which Mr. Cerrone is the sole beneficial owner, held a beneficial ownership interest in aggregate of approximately 39.17% of our outstanding common stock. Accordingly, Mr. Cerrone will, as a practical matter, be able to significantly influence certain matters requiring approval by stockholders, including approval of significant corporate transactions in certain circumstances. Such concentration of ownership may also have the effect of delaying or preventing any future proposed change in control of the Company. The trading price of the common stock could be adversely affected if potential new investors are disinclined to invest in us because they perceive disadvantages to a large shareholding being concentrated in the hands of a single shareholder.

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

As a public company, we have designed a control environment as required of public companies under the rules and regulations of the SEC. The Company identified a material weakness as of December 31, 2025 over internal controls over financial reporting due to a lack of accounting resources. If we fail to remediate a material weakness, or if we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

Our common stock is quoted on the OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE American. Accordingly, shareholders may have difficulty reselling any of their shares and the lack of liquidity may negatively impact our ability to pursue strategic alternatives.

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

Number of Shareholders

As of April 14, 2026, we had approximately 497 holders of record of our common stock.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a clinical stage diagnostics company dedicated to improving quality of life and outcomes for the millions of people worldwide who are diagnosed with or at risk of cancer each year. Our plan is to develop and commercialize a suite of novel genomic tests that support decision making along the entire continuum of oncology care. Our focus will be the launch of our proprietary genomic tests, MSC (MicroRNA Signature Classifier) for patients with lung nodules and StemPrintER for patients with early stage breast cancer. We estimate this market opportunity represents more than $6.3 billion in annual revenue in the US, where we will focus our initial commercialization efforts.

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

We plan to launch MSC and StemPrintER once we have achieved several key milestones. The first, identifying or building a laboratory that will be responsible for processing, testing and reporting MSC and StemPrintER results for all commercial samples, has been completed with the execution of our agreement with EmeritusDx. Further, we plan to transfer the MSC and StemPrintER assays from the laboratories in which they were developed to our laboratory partner, EmeritusDx. Finally, upon establishing testing capabilities in our commercial laboratory, we will seek to obtain U.S. Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification so that we are able to report results for clinical use and to seek reimbursement from the Centers for Medicare and Medicaid Services. We anticipate that it will take approximately 6 months to complete these milestones. Once those tasks are complete, we plan to initially launch MSC and StemPrintER in the US and then expand to other markets as we evaluate clinical need and revenue opportunity.

Since our inception, we have devoted substantially all of our resources to conducting research and development of our product candidate. Our revenue is expected to be derived from different sources including standard private third-party and government medical insurance coverage and reimbursement models.

Financial Operations Overview

We have no products approved for commercial sale and have not generated revenue to date. We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $1,756,096 and $1,505,102 for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $9,783,143. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Segment Information

As of December 31, 2025, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of December 31, 2025, substantially all of our assets were located in the United States. Our headquarters and operations are located in New York, NY and London, UK.

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

Research and development expenses account for a significant portion of our operating expenses. We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of our product candidates. We anticipate that our research and development expenses will be higher in fiscal year 2026 and subsequent periods as compared to the prior periods presented herein as we prepare to establish a CLIA certified lab.

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

We anticipate that our general and administrative expenses will increase in fiscal year 2026 as compared to the prior periods presented herein as a result of higher corporate infrastructure costs including, but not limited to accounting, legal, human resources, consulting, investor relations, and public company insurance fees.

Results of Operations

The following discussion and analysis of our results of operations includes a comparison of the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024	$ Change	% Change
Revenue	$—	$—	$—	—%
Research and development expenses	281,014	138,324	142,690	103%
General and administrative expenses	1,475,082	1,366,778	108,304	8%
Loss from operations	1,756,096	1,505,102	250,994	16.68%
Loss, before income tax	(1,756,096)	(1,505,102)	250,994	16.68%
Income tax benefit (expense)	—	—	—	—%
Net loss	$(1,756,096)	$(1,505,102)	$250,994	16.68%

Research and development

Research and development expenses increased $142,690 in 2025 as compared to 2024 from $138,324 to $281,014, primarily due to increased spend for technology transfer activities.

General and administrative

General and administrative expenses increased $108,304 in 2025 as compared to 2024 from $1,366,778 to $1,475,082, primarily due to increased activity in public relations, travel and professional fees.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses. Our potential products are at various phases of development. We do not expect to generate significant revenue from product sales for several years, if at all. Pursuant to the demerger, Tiziana transferred $1,353,373 (£1,000,000) in cash in January 2022 to us. In addition, subject to the terms of the supplemental demerger agreement, Tiziana invested $2,675,940 (£2,000,000) in cash in March 2022 for additional shares of the Company. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of December 31, 2025, our cash balance is $13,929 which is not adequate for our current planned level of operations, through at least January 2026.

Our cash flows may fluctuate and are difficult to forecast and will depend on many factors.

Cash Flows

The following table summarizes our cash flows:

	December 31, 2025	December 31, 2024
Cash flows used in operating activities	$(850,389)	$(664,066)

Cash flows used in investing activities	—	—

Cash flows from financing activities	859,271	647,632

Net increase (decrease) in cash and cash equivalents	8,882	(16,434)
Cash and cash equivalents at beginning of period	5,047	21,481
Cash and cash equivalents at end of period	$13,929	$5,047

Operating Activities

There was an increase in cash flows from operating activities during the year ended December 31, 2025. The net loss of $1,756,096 was offset by depreciation expense of $418, expenses settled in stock of $79,000 stock-based compensation expense of $88,695, and changes in operating assets and liabilities of $737,594.

Investing Activities

There were no cash flows from investing activities during the year ended December 31, 2025.

Financing Activities

We generated cash flows from financing activities during the year ended December 31, 2025 due to advances from related party of $957,000, offset by payments on a note payable of $97,729. We generated cash flows from financing activities during the year ended December 31, 2024 due to advances from related party of $781,077, offset by payments on a note payable of $133,445.

Market Capital Expenditure Commitments

We have no material commitment for capital expenditures.

Funding Requirements

We expect that our expenses will increase and operating losses will be generated for several years. We have an accumulated deficit of $9,783,143 as of December 31, 2025. Based on our current plans, we believe our existing cash and cash equivalents will not be sufficient to fund our operations and capital expenditure requirements beyond January 2026. We expect to incur substantial additional expenditures in the near term to support our acceleration of activities. We expect to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 2025, we are not subject to any material market risk, including interest rate risk and foreign currency exchange rate risk. We additionally do not have material commodity price or equity price risks.

Item 8. Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

December 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of AccuStem Sciences Inc and its subsidiary.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AccuStem Sciences Inc. and its subsidiary (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, changes in shareholders’ equity/(deficit) and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of $9,783,143 and $8,027,047 as of December 31, 2025, and 2024, respectively and the company has incurred operating losses to date and over the recent past fiscal years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The Critical Audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Mercurius & Associates LLP

We have served as the Company’s auditor since 2024.

New Delhi, India

April 14, 2026

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$13,929	$5,046
Prepaid expenses	35,517	45,387
Total Current Assets	$49,446	$50,433

Equipment, net	—	418
Other non-current assets	$1,500,000	—

TOTAL ASSETS	$1,549,446	$50,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$703,812	$804,615
Related party payable	4,222,838	2,370,259
Accrued expenses	1,875	164,053
Note Payable	22,546	25,148
Total Current Liabilities	4,951,071	3,364,075

TOTAL LIABILITIES	4,951,071	3,364,075

Shareholders’ Equity
Preferred stock $.001 par value; 10,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock $.001 par value; 150,000,000 shares authorized; 16,072,267 shares issued and outstanding as of December 31, 2025 and 12,100,535 shares issued and outstanding as of December 31, 2024	16,072	12,100
Additional paid-in capital	6,365,446	4,701,723
Accumulated deficit	(9,783,143)	(8,027,047)
TOTAL SHAREHOLDERS’ EQUITY	(3,401,625)	(3,313,224)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,549,446	$50,851

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2025	2024
OPERATING EXPENSES
Research and development expenses	$281,014	$138,324
General and administrative expenses	1,475,082	1,366,778
Total operating expenses	1,756,096	1,505,102
LOSS FROM OPERATIONS	(1,756,096)	(1,505,102)

LOSS, BEFORE INCOME TAX	(1,756,096)	(1,505,102)
Income tax benefit (expense)	—	—
NET LOSS	$(1,756,096)	$(1,505,102)

Net loss per share attributable to common shareholders, basic and diluted	$(0.12)	$(0.13)

Weighted average common shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	15,233,501	11,435,362

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

	Common Stock		Additional	Related Party	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Shareholders’ Equity
Balance at December 31, 2023	11,346,535	11,346	4,399,019	—	—	(6,521,945)	(2,111,580)

Share-based compensation	—	—	69,718	—	—	—	69,718
Issuance of common stock	754,000	754	232,986	—	—	—	233,740
Net loss	—	—	—	—	—	(1,505,102)	(1,505,102)
Balance at December 31, 2024	12,100,535	12,100	4,701,723	—	—	(8,027,047)	(3,313,224)

Share-based compensation	—	—	88,695	—	—	—	88,695
Issuance of common stock	3,971,732	3,972	1,575,028	—	—	—	1,579,000
Net loss	—	—	—	—	—	(1,756,096)	(1,756,096)
Balance at December 31, 2025	16,072,267	16,072	6,365,446	—	—	(9,783,143)	(3,401,625)

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31
	2025	2024
Operating Activities
Net loss	(1,756,096)	(1,505,102)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	418	3,630
Share-based compensation	88,695	69,718
Expenses settled in stock	79,000	233,740
Change in operating assets and liabilities:
Related party receivable	-	-
Prepaid expenses	104,998	165,895
Other current assets	-	-
Accounts payable	(100,802)	226,237
Related party payable	895,578	134,196
Accrued expenses	(162,180)	7,620
Net cash used in operating activities	(850,389)	(664,066)

Investing Activities
Purchases of equipment	-	-
Net cash used in investing activities	-	-

Financing Activities
Advances from related party	957,000	781,077
Payments on note payable	(97,729)	(133,445)
Net cash provided by financing activities	859,271	647,632

Increase (decrease) in cash	8,882	(16,434)

Cash, beginning of year	5,047	21,481
Cash, end of year	13,929	5,047

Supplemental disclosure of noncash investing and financing activities
Issuance of Note Payable for payment of prepaid expense	92,597	102,914
Shares issued pending non-cash transaction	1,500,000	-
Supplemental cash flow information
Cash paid for interest	1,854	3,392

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

The Company has financed its activities principally from support from a related party. The Company has incurred a net loss in every fiscal period since inception. For the year ended December 31, 2025, the Company incurred a net loss of $1,756,096. The Company has an accumulated deficit as of December 31, 2025 and 2024 amounting to $9,783,143 and $8,027,047, respectively. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of its technology and products, and expenses related to the commercialization of its products.

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

Cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less at the date of purchase and money market accounts to be cash equivalents. At December 31, 2025, the Company had no cash equivalents and all cash amounts consisted of cash in bank.

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

Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2025 and 2024. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. As of December 31, 2025, open years related to federal and state jurisdictions are 2021, 2022, 2023, 2024 and 2025.

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

The Company’s financial liabilities include trade and other payables. The carrying value of such amounts approximate fair value based on the short-term nature of the items. The Company does not hold any financial assets or liabilities at fair value through profit or loss or fair value through other comprehensive income as of December 31, 2025.

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

Foreign Currencies

The consolidated financial statements are presented in United States dollars which is the Company’s reporting and functional currency as the Company’s operating and capital costs are transacted in U.S. dollars. The Company’s fully consolidated subsidiary functional currency continued to be GBP, which is the currency of the primary economic environment in which the entities operated. There was no activity in the subsidiary for the years ended December 31, 2025 and 2024.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 expand public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of other segment items and expanded interim disclosures that align with those required annually, among other provisions. The Company has determined that it operates as a single operating segment and has one reportable segment, thus there is no impact to the financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require disaggregated disclosure of material categories in effective tax rate reconciliations as well as disclosure of income taxes paid by specific domestic and foreign jurisdictions. Additionally, the amendments eliminate certain disclosures currently required under Topic 740. ASU 2023-09 is effective for the Company’s annual reporting periods beginning on July 1, 2025, with early adoption permitted. The Company has elected to prospectively adopt the guidance.

Issued Accounting Standards Not Yet Adopted

There are no recently issued accounting standards that have not been adopted that would affect the financial statements of the Company.

3. EQUIPMENT

Equipment consists of the following:

	December 31, 2025	December 31, 2024
Computer equipment	$10,999	10,999
Less: Accumulated depreciation	(10,999)	(10,581)
Equipment, net	$-	418

Depreciation expense was approximately $418 and $3,630, respectively, for the year ended December 31, 2025 and 2024, respectively.

Depreciation expense is included within General and Administrative expenses in the accompanying Consolidated Statement of Operations.

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2025	December 31, 2024
Legal expense	$1,875	$146,594
Other	-	17,459
Total accrued expenses	$1,875	$164,053

5. NOTE PAYABLE

On May 20, 2025, the Company renewed its Directors and Officers Liability Insurance agreement for $92,596.88. Under the terms of the agreement, the Company made a down payment of $19,000, with the remaining balance financed over the remaining term at an annual percentage rate of 7.25%. Beginning June 2025, the Company will make 10 monthly payments of $7,606, with the last payment expected to be made in March 2026. At December 31, 2025, the outstanding balance on the note payable was $22,546.

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

6. NON CURRENT ASSETS

During March 2025, the Company entered into an agreement with Gensignia Life Sciences Inc. to buy the entire issued share capital of Gensignia IP Limited (the “GIP Shares”) from Gensignia Life Sciences Inc., together with all records and intellectual property relating to Gensignia’s interest in proprietary microRNA Signature Classifier (“MSC”) test. The Company agreed and issued 3,750,000 shares at $0.40 as consideration for the same. However, this transaction has not yet been concluded and thus, the consideration paid amounting to USD 1.5 million in form of shares is classified as a Non-current Asset.

7. LOSS PER SHARE

Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options in the calculation of diluted net loss per common shares would have been antidilutive.

For the years ended December 31, 2025 and 2024, loss per share of the Company are as follows:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2025	2024
Numerator:
Net Loss	$(1,756,096)	$(1,505,102)
Net loss attributable to common shareholders	$(1,756,096)	$(1,505,102)
Denominator:
Weighted-average common shares outstanding, basic and diluted	15,233,501	11,435,362

Net loss per common share, basic and diluted	$(0.12)	$(0.13)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2025	2024
Stock options to purchase common stock outstanding	1,759,211	1,445,211
Warrants to purchase common stock outstanding	350,000	350,000
Total	2,109,211	1,795,211

8. SHARE-BASED COMPENSATION

In August 2021, Limited adopted the 2021 Omnibus Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides that the Company may grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Share-Based Awards to selected employees, directors, and independent contractors of the Company.

Each Award shall be exercisable at such time or times and subject to such terms and conditions set forth in the Incentive Plan, as shall be determined by the administrator in the applicable award agreement. Total shares authorized by the plan was 2,500,000. Awards under the Incentive Plan are exercisable for up to 10 years from the date of issuance. There are 268,256 remaining available shares to be issued under the Incentive Plan at December 31, 2025. The number of shares of Common Stock that are reserved and available for issuance under the Incentive Plan shall be subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Plan as defined in Section 4(a) of the Incentive Plan.

Options

The Company issued 608,500 options during the year ended December 31, 2025 for employees, directors and non-employees under the Incentive Plan. The options granted have an exercise price between $0.52 and $2.13 expire on the ten-year anniversary of the grant date.

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

For the year ended December 31, 2025, stock option activity for time-based options of the Company are as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	550,711	$1.36	7.87	$7,390
Issued	608,500	1.56	9.12	63,103
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2025	1,159,211	$1.47	8.05	$151,318

Vested and exercisable December 31, 2025	349,753	$1.52	6.54	$47,023

For the year ended December 31, 2024, stock option activity for time-based options of the Company are as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	366,615	$1.82	8.14	$15,686
Issued	201,000	0.49	9.20	—
Exercised	—	—	—	—
Expired/Forfeited	(16,904)	0.92	7.23	174
Outstanding at December 31, 2024	550,711	$1.36	7.87	$7,390

Vested and exercisable December 31, 2024	212,461	$1.62	7.16	$7,390

For the year December 31, 2025, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	894,500	$1.41	7.11	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	(294,500)	(2.13)	(6.45)	—
Outstanding at December 31, 2025	600,000	$1.06	6.07	$—

Vested and exercisable December 31, 2025	—	—	—	—

For the year December 31, 2024, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	894,500	$1.41	8.11	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2024	894,500	$1.41	7.11	$—

Vested and exercisable December 31, 2024	—	—	—	—

The aggregate intrinsic value is calculated as the difference between the estimated fair value of the underlying common stock as of December 31, 2025 and the option exercise price.

Total share-based compensation was approximately $88,695 and $69,718, respectively, for the year ended December 31, 2025 and 2024, respectively.

Total share-based compensation expense is included in General and Administrative expenses on the Condensed Consolidated Statement of Operations.

The weighted average grant date fair value for stock options granted was $1.56 during the year ended December 31, 2025. The performance-based and time-based stock options are equity-classified. The weighted average grant date fair value for stock options granted was $0.49 during the year ended December 31, 2024.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the option awards. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the year ended December 31, 2025 and 2024.

	2025	2024
Risk-free interest rate	3.98 to 4.45%	1.80 to 1.82%
Expected dividend yield	—	—
Expected term	5.41 years	5.02 – 5.28 years
Expected volatility	50.92% to 52.84%	53.43%

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

As of December 31, 2025, there was $450,521 unrecognized compensation expense related to options. $51,966  of this cost is subject to time-based conditions, and is to be recognized over a period of approximately 2.88 years. The remaining $398,555 of unrecognized compensation expense relates to performance-based conditions for unvested options.

As of December 31, 2024, there was $723,611 unrecognized compensation expense related to options. $53,243  of this cost is subject to time-based conditions, and is to be recognized over a period of approximately 2.2 years. The remaining $670,368 of unrecognized compensation expense relates to performance-based conditions for unvested options.

These costs are expected to be recognized over the required service period once the performance condition has occurred or becomes probable. Compensation costs related to the performance stock options are evaluated at each reporting period and subsequently adjusted for changes in the expected outcomes of the performance conditions. There was no unrecognized compensation expense related to options at December 31, 2025.

Warrants

In March 2022, the Company issued 350,000 common stock warrants to a non-employee under the Incentive Plan. The common stock warrants are subject to vesting and, grantees become fully vested and exercisable when certain performance requirements are met.

The common stock warrants granted have an exercise price of $1.06. The common stock warrants expire on the ten-year anniversary of the grant date. There were no warrants issued during the year ended December 31, 2025 and December 31, 2024.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	350,000	$1.06	8.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2024	350,000	$1.06	7.07	$—

Vested and exercisable December 31, 2024	—	—	—	—

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	350,000	$1.06	7.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2025	350,000	$1.06	6.07	$—

Vested and exercisable December 31, 2025	—	—	—	—

The grant date fair value for these warrants of $0.66 per warrant for a total fair value of $232,490. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of the common stock warrants options awarded.

	December 31, 2025	December 31, 2024
Risk-free interest rate	—	—
Expected dividend yield	—	—
Expected term	—	—
Expected volatility	—	—

There was no share-based compensation expense recognized during the year ended December 31, 2025 and 2024 for warrants.

As of December 31, 2025, there was $232,490 of total performance-based unrecognized compensation costs related to unvested common stock warrants. These costs are expected to be recognized once the performance condition has occurred or becomes probable.

9. RELATED PARTY TRANSACTIONS

Tiziana is a related party as the entity is controlled by a person that has a significant influence over the group. The Company and Tiziana share some directors, an officer and significant shareholders. The Company has also been formed due to an acquisition of a subsidiary company from Tiziana. As of December 31, 2025, Tiziana owns approximately 10.91% of the Company.

Effective with the demerger agreement, the Company entered into a shared services agreement, where the Company outsources certain limited management and administrative services. The Company notes that the fees consist of payroll costs associated with time spent providing services for the Company and are based on actual time spent and the allocated payroll costs. In addition, the Company is charged at cost, for utilization of certain office space. There was no mark-up associated with fees charged for these services. Total cost for the year ended December 31, 2025 and 2024 were $15,178 and $13,486, respectively. The balance due to Tiziana in respect of the shared services agreement at December 31, 2025 and 2024 was $94,621 and $79,442, respectively.

As of December 31, 2025 and 2024, $198,424 and $170,816 respectively, was also due to Tiziana, as Tiziana had paid for expenses on behalf of the Company.  In addition to this, as of December 31, 2025 and 2024, $3,351,500 and $2,109,500 respectively, was also due to Tiziana as Tiziana had provided funding support.

In January 2022, the Company and Gabriele Cerrone, who is the Chairman of the Board of Directors and the largest shareholder, entered into an agreement in which he will provide consulting services to the Company for a monthly fee of $5,500. As of December 31, 2025 and 2024, $49,500 and $10,500, respectively, was due to Gabriele Cerrone.

During the year to December 2025, Mr. Cerrone agreed to settle unpaid fees in shares. In March 2025, 121,732 shares were issued in respect of $27,000 of unpaid fees.

During the year to December 2024, Mr Cerrone agreed to settle unpaid fees in shares. In November 2024, 754,000 shares were issued in respect of $187,500 of unpaid fees.

As of December 31, 2025 and 2024, $162,500 and $ 112,500, respectively, was due to John Brancaccio in respect of unpaid directors’ fees.

As of December 31, 2025 and 2024, $158,333 and $ 108,333, respectively, was due to Sean Macdonald in respect of unpaid directors’ fees.

As of December 31, 2025 and 2024, $159,194 and $ 100,200, respectively,was due to Willy Simon in respect of unpaid directors’ fees.

As of December 31, 2025 and 2024, $41,282 and $19,302, respectively, was due to Keeren Shah in respect of unpaid consultancy fees.

As of December 31, 2025 and 2024, $7,485 and $0, respectively, was due to Jeff Fensterer in respect of unpaid expenses.

10. INCOME TAXES

	2025	2024
United States components of income before provision for income taxes for each of the years ended December 31, were as follows (in thousands):	(1,756,096)	(1,505,102)

The Company elected to prospectively adopt the guidance in ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”.

The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 (In thousands, except percentages): A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rate of 21% to the net loss before income taxes for the year ended December 31, 2025 is as follows:

	Amount $	Percent
US Federal Statutory Tax Rate	(368,780)	21.00%

State and Local Income Taxes, net of Federal Income Tax Effect
Other State Tax Expense/(Benefit)*	(1,033)	0.06%
State Change in VA	1,033	(0.06)%
Changes in valuation allowance	349,938	(19.93)%
Nontaxable or Nondeductible Items
Stock Options	18,626	(1.06)%
Other	217	(0.01)%

Total tax expense	0	0.00%

*	State taxes in AZ comprise the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rate of 21% to the net loss before income taxes for the year ended December 31, 2024 as follows:

Rate reconciliation	2025	2024
Pre-tax Book Income	21.00%	21.00%
Permanent differences	(1.07)%	(0.97)%
Foreign net operating loss write-off	(0.00)%	(0.00)%
Changes in valuation allowance	(19.93)%	(25.29)%
State taxes	0.00%	5.27%
Total tax expense	0.00%	0.00%

Income Tax Expenses attributable to income for continuing operations consists of the following:

Income tax expense	Current	Deferred	Total
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Total taxes	-	-	-

As of December 31, 2025 & 2024 the Company made no cash payments and had no refunds related to income taxes in any jurisdiction.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of the asset and liabilities for financial reporting purposes, and amounts used for income tax purposes.

The temporary differences resulted in the deferred tax assets and liabilities as follows:

	2025	2024
Net operating loss carryforwards	$1,839,826	$1,592,349
Directors fees	91,161	-
Fixed assets	426	650
Patents	21,385	24,468
R&D expenses	137,753	122,114
Total deferred tax assets	2,090,551	1,739,581
Less: valuation allowance	$(2,090,551)	$(1,739,581)
Net deferred tax asset	-	-

At December 31, 2025 and 2024, the Company had net operating losses of approximately $7,873,250 and $6,709,264 for federal income tax purposes, and approximately $4,816,444 and $4,784,463 for state income tax purposes.

In assessing the realizability of the deferred tax assets, management determined whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential and tax planning strategies in making these assessments.

Based on the above criteria, the Company believes that it is more likely than not that the full amount of the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance of approximately $2,090,551 against net deferred tax assets that is not expected to be realized for the year ended December 31, 2025 and approximately $1,739,581 for the year ended December 31, 2024.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties or interest during the years ended December 31, 2025 and 2024.

The Company files tax returns as prescribed by the laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and state jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2025, open years related to federal and state jurisdictions are 2021, 2022, 2023, 2024 and 2025.

The Company has no open tax audits with any tax authority of December 31, 2025.

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

Under the supervision and with the participation of management, our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on that evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of the year ended December 31 2025 due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal control over financial reporting as of the year ended December 31, 2025 due to a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures. Our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Wendy Blosser	60	Chief Executive Officer and Director
Joe Flanagan	52	Chief Business Officer
Keeren Shah	50	Chief Financial Officer
Gabriele Cerrone	54	Director
Willy Simon	74	Director
John Brancaccio	78	Director
Sean McDonald	66	Director

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

Jeff Fensterer

Jeff Fensterer has been our Chief Operating Officer since December 2021. Mr Fensterer has spent the last 20 years working with start ups at various organizational building an exceptional track record in long-term strategic planning enhanced by experience in a broad spectrum of roles including marketing, sales, R&D, market access, lab operations, clinical development, business development and IT. Prior to joining us, Mr. Fensterer served as Vice President of Global Marketing and Market Strategy at Agendia N.V. from July 2019 to December 2021. During that time he led product strategy to commercialize novel technologies and developed a marketing program resulting in strong sales volume and revenue growth. From March 2018 to June 2019, Mr. Fensterer held multiple leadership roles for the Caravel Ventures portfolio (Animated Dynamics, Strand Diagnostics). From February 2015 to March 2018, Mr. Fensterer held various commercial leadership roles including Senior Director of Commercial Strategy for Biodesix. Mr. Fensterer received an MBA from Carnegie Mellon Tepper School of Business in May 2015 and a BS degree from Saint Vincent College in May 2001

Keeren Shah

Keeren Shah has been our Chief Financial Officer since August 2021. Ms. Shah also serves as the Chief Financial Officer of OKYO Pharma Limited since March 2021 and the Chief Operating and Financial Officer of Tiziana Life Sciences Limited and Rasna Therapeutics, Inc. since August 2020, having previously served as the Financial Controller for Tiziana and its related companies from June 2016 to July 2020. Previously, Ms. Shah spent ten years at Visa, Inc. as a senior leader in its finance team where she was responsible for key financial controller activities, financial planning and analysis, and core processes as well as leading and participating in key transformation programmes and Visa Inc.’s initial public offering. Before joining Visa, Ms. Shah also held a variety of finance positions at other leading companies including Arthur Andersen and BBC Worldwide. She holds a Bachelor of arts with honours in Economics and is a member of the Chartered Institute of Management Accountants.

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

John Brancaccio

Mr. Brancaccio, a retired CPA, has served as a director of our company since March 2021 . From April 2004 until May 2017, Mr. Brancaccio was the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. Mr. Brancaccio served as a director of Callisto Pharmaceuticals, Inc. from April 2004 until its merger with Synergy Pharmaceuticals, Inc. in January 2013 and was a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) from April 2004 until April 2020, was a director of Hepion Pharmaceuticals, Inc. from December 2013 until June 30, 2025, and is currently a director of Rasna Therapeutics, Inc. since September 2016, Okyo Pharma Ltd. since June 2020 and Tiziana Life Sciences Ltd. since July 2020. Mr. Brancaccio served as a director of Synergy from July 2008 until April 2019. We believe Mr. Brancaccio’s financial experience qualifies him to be a member of the Board.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and our other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)

Wendy Blosser (Chief Executive Officer)	2025	425,000	-		425,000
	2024	425,000	-		425,000

Jeff Fensterer (Chief Operating Officer)[1]	2025	250,000	25,076	[2]	250,000
	2024	-	81,813-	[2]	81,813

Joe Flanagan (Chief Business Officer)	2025	300,000	-		300,000
	2024	300,000	-		300,000

1)	Jeff Fensterer moved into a consulting position with the Company until March 1, 2025, when he rejoined as Chief Operating Officer.
2)	Amount relates to consulting fees

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

Joe Flanagan

We entered into an offer letter with Mr. Flanagan on December 6, 2021 which was effective on January 17, 2022. This offer letter entitles Mr. Flanagan to receive an initial annual base salary of $300,000 per year. Mr. Flanagan is eligible to receive an annual bonus of up to 40% of his base salary, such bonus amount to be determined by our board of directors in its sole discretion. Mr. Flanagan received a stock option to purchase 16,500 shares of common stock at an exercise price of $15.96 per share which options vest 10% of the shares on each of the first, second, and third anniversaries of March 4, 2022, 20% of the shares upon the fourth anniversary of March 4, 2022, 25% of the shares upon our completion of a single equity financing which results in net proceeds to us of not less than $30,000,000 and 25% of the shares upon us launching a CLIA certified lab in the US by the end of 2023. The agreement provides that Mr. Flanagan’s employment with us is at-will. Additionally, Mr. Flanagan is subject to a one year non-competition and non-solicitation covenant.

Jeff Fensterer

 We entered into an offer letter with Mr. Fensterer on February 28, 2025 which was effective on March 1, 2025. This offer letter entitles Mr. Fensterer to receive an annual base salary of $300,000 per year. Mr. Fensterer is eligible to receive an annual bonus of up to 40% of his base salary, such bonus amount to be determined by our board of directors in its sole discretion. Mr. Fensterer received a stock option to purchase 99,000 shares of common stock at an exercise price of $2.13 per share which options vest 25% of the shares on each of the first, second, third and fourth anniversaries of issuance. The agreement provides that Mr. Fensterer’s employment with us is at-will. Additionally, Mr. Fensterer is subject to a one year non-competition and non-solicitation covenant.

Consulting Agreements

Keeren Shah

We entered into a consultancy agreement with Ms. Shah on March 1, 2021 to provide finance director services. This agreement entitles Ms. Shah to receive a base fee of £15,000 ($20,100, based on an exchange ratio of £1.00 to $1.34 of as of December 31, 2025) per annum. Ms. Shah may also be eligible to receive a bonus in an amount to be determined in our sole discretion.

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

Outstanding equity awards at fiscal year end

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options as well as the exercise prices and expiration dates thereof, as of December 31, 2025. Except for the options set forth in the table below, no other equity awards were held by any of our named executive officers as of December 31, 2025.

	Option Awards[1]
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Wendy Blosser	183,750	(2)	61,250		$2.13	3/23/2032
Chief Executive Officer	28,333		56,667		0.49	3/13/2034
	-		245,000		2.13	1/3/2035
	-		100,000		0.52	3/29/2035

Joe Flanagan	37,125	(3)	12,375	(5)	$2.13	1/25/2032
Chief Business Officer	16,667		33,333		0.49	3/13/2034
	-		49,500		2.13	1/3/2035
	-		50,000		0.52	3/29/2035

Jeff Fensterer	-		99,000		2.13	3/3/2035
(Chief Operating Officer)

1)	For each executive officer, the shares listed in this table are subject to a single stock option award carrying the varying exercise prices as set forth herein. The option awards remain exercisable until they expire ten years from the date of grant, subject to earlier expiration following termination of employment.
2)	183,750 stock options vested on January 25, 2023, January 25, 2024 and January 25, 2025
3)	37,125 stock options vested on January 25, 2023, January 25, 2024 and January 25, 2025

Director and Non-Employee Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2025. Directors who are also employees do not receive cash or equity compensation for service on our Board of Directors in addition to compensation payable for their service as employees of the Company.

Name	2025 Fees Earned or Paid in Cash ($)
Gabriele Cerrone	66,000
Willy Simon	50,000
John Brancaccio	50,000
Sean McDonald	50,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2025 by:

●	each of our Directors;

●	each of our executive officers; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5 per cent. of our outstanding Common Stock.

Name of Beneficial Owner	Shares	Number of Ordinary Shares Beneficially Owned Percentage(1)
Named Executive Officers and Directors
Gabriele Cerrone (2) (3) (4)	6,311,043	40.66%
Willy Simon(5)	9,789	*
Keeren Shah (6)	5,001	*
John Brancaccio (7)	8,964	*
Wendy Blosser (8)	185,750	1.51%
Joe Flanagan (9)	37,125	*
All executive officers and directors as a group (six persons)	6,709,291	40.46%
5% Stockholders
Planwise Group Limited (1) (2)	3,294,338	20.50%
Panetta Partners Ltd(3)	2,975,663	18.51%
Tiziana Lifesciences Ltd	1,753,936	10.91%

*	Represents beneficial ownership of less than one percent.

(1)	“Percentage of Shares Beneficially Owned” is based on 16,072,267 common stock issued and outstanding as at December 31, 2025.

(2)	Gabriele Cerrone, a director of our company, is the beneficial owner of the entire issued share capital of Planwise Group Limited. Planwise Group Limited is incorporated in the British Virgin Islands with a registered address at Offshore Incorporations Centre, P.O. Box 957, Road Town, Tortola, British Virgin Islands.

(3)	This includes shares held by Mr. Cerrone personally and shares held by Planwise Group Limited and Panetta Partners Limited (being entities in which Mr. Cerrone is considered to have a beneficial interest).

(4)	Consists of 41,041 stock options which are currently exercisable or exercisable within 60 days of December 31, 2025

(5)	Consists of 2,165 stock options which are currently exercisable or exercisable within 60 days of December 31, 2025

(6)	Consists of 9,330 stock options which are currently exercisable or exercisable within 60 days of December 31, 2025

(6)	Consists of 11,129 stock options which are currently exercisable or exercisable within 60 days of December 31, 2025

(7)	Consists of 293,722 stock options which are currently exercisable or exercisable within 60 days of December 31, 2025

(8)	Consists of 70,275 stock options which are currently exercisable or exercisable within 60 days of December 31, 2025

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2025 and 2024, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this prospectus. We also describe below certain other transactions with our directors, executive officers, and stockholder.

Agreements with Our Executive Officers and Directors

We entered into a consulting agreement with Ms. Shah on March 1, 2021 to provide finance director services. This agreement entitles Ms. Shah to receive a base fee of £15,000 ($20,100, based on an exchange ratio of £1.00 to $1.34 of as of December 31, 2025) per annum. Ms. Shah may also be eligible to receive a bonus in an amount to be determined in our sole discretion.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee works with our management in order to negotiate appropriate fees with its independent registered public accounting firm and is ultimately responsible for approving those fees. The following is a summary and description of fees for services provided by the independent registered public accounting firms in fiscal years 2025 and 2024. Other than as set forth below, no professional services were rendered or fees billed by Mercurius & Associates LLP during fiscal years 2025 and 2024.

The following table sets forth, for each of the years indicated, the aggregate fees billed to us for services rendered by Mercurius & Associates LLP, our independent registered public accounting firm:

Mercurius & Associates LLP	2025	2024
Audit Fees	$110,725	$48,925
All Other Fees	-	-
Total	$110,725	$48,925

Item 15. Exhibits, Financial Statement Schedules

3.1	Amended and Restated Certificate of Incorporation of AccuStem Sciences Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 3, 2021)

3.2	Bylaws of AccuStem Sciences Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 2, 2021)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Form S-1 filed November 17, 2022)

4.2	Demerger Agreement between Tiziana Life Sciences PLC and AccuStem Sciences Limited dated October 5, 2020 (incorporated by reference to Exhibit 4.3 to Form 20-F filed March 12, 2021)

4.3	Supplemental Demerger Agreement between Tiziana Life Sciences PLC and AccuStem Sciences Limited dated October 30, 2020 (incorporated by reference to Exhibit 4.4 to Form 20-F filed March 12, 2021)

4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to Form 10-K filed on March 22, 2024)

10.1	License Agreement dated June 24, 2014 by and between TTFactor Srl and Fondazione Firc per l’Oncologia Molecolare and Universita degli Studi di Milano and Tiziana Life Sciences plc (incorporated by reference to Exhibit 4.5 to Form 20-F filed May 7, 2021)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 3, 2021)

10.3	AccuStem Sciences Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 3, 2021)

10.4	Shared Services Agreement by and between Accustem Sciences Ltd. and Tiziana Life Sciences plc dated as of January 1, 2021 (incorporated by reference to Exhibit 10.4 to Form S-1 filed November 17, 2022).

10.5	Offer Letter dated February 18, 2022 between Accustem Sciences, Inc. and Wendy Blosser (incorporated by reference to Exhibit 10.5 to Form S-1 filed November 17, 2022).

10.6	Offer Letter dated November 25, 2021 between Accustem Sciences, Inc. and Jeff Fensterer (incorporated by reference to Exhibit 10.6 to Form S-1 filed November 17, 2022)

10.7	Offer Letter dated December 6, 2021 between Accustem Sciences, Inc. and Joe Flanagan (incorporated by reference to Exhibit 10.7 to Form S-1 filed November 17, 2022)

10.8	Consulting Agreement dated March 21, 2021 between Keeren Shah and Accustem Sciences, Inc. (incorporated by reference to Exhibit 10.8 to Form S-1 filed November 17, 2022)

10.9	Consulting Agreement dated January 1, 2022 between Gabriele Cerrone and Accustem Sciences, Inc. (incorporated by reference to Exhibit 10.9 to Form S-1 filed November 17, 2022).

10.10	First Amendment to License Agreement by and between AccuStem Sciences, Inc., Istituto Europeo di Oncologia Srl and Universita degli Studi di Milano, dated November 9, 2022 (incorporated by reference to Exhibit 10.10 to Form S-1 filed November 17, 2022) .

10.11	Amendment to Consulting Agreement dated July 22, 2021 between Keeren Shah and Accustem Sciences, Inc. (incorporated by reference to Exhibit 10.11 to Form S-1 filed November 17, 2022)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed April 3, 2025)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 8.1 to Form 20-F filed May 7, 2021)

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Accustem Sciences, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed on March 22, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2026.

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

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 14, 2026 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Wendy Blosser
Wendy Blosser
Chief Executive Officer and Director

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

/s/ Gabriele Cerrone
Gabriele Cerrone
Director

/s/ Sean McDonald
Sean McDonald
Director

/s/ Willy Simon
Willy Simon
Director

/s/ John Brancaccio
John Brancaccio
Director

-68-