Form 10-Q
period 2026-06-30
Accustem Sciences Inc.
filed 2026-08-14
CIK 1850767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2026

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

As of August 14, 2026, there were 16,072,267 shares of Common Stock, $0.001 par value outstanding.

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

The results for the period ended June 30, 2026 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years December 31, 2025 and 2024 included in our annual report on Form 10-K filed with the US. Securities and Exchange Commission (the “SEC”) on April 14, 2026.

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current Assets
Cash	$12,928	$13,929
Prepaid expenses	93,276	35,517
Total Current Assets	$106,204	$49,446

Equipment, net	—	—
Other non-current assets	$1,500,000	1,500,000

TOTAL ASSETS	$1,606,204	$1,549,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$615,592	$703,812
Related party payable	5,024,674	4,222,838
Accrued expenses	20,914	1,875
Note Payable	62,641	22,546
Total Current Liabilities	5,723,821	4,951,071

TOTAL LIABILITIES	5,723,821	4,951,071

Shareholders’ Equity
Preferred stock $.001 par value; 10,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock $.001 par value; 150,000,000 shares authorized; 16,072,267 shares issued and outstanding as of June 30, 2026 and 16,072,267 shares issued and outstanding as of December 31, 2025	16,072	16,072
Additional paid-in capital	6,387,910	6,365,446
Accumulated deficit	(10,521,599)	(9,783,143)
TOTAL SHAREHOLDERS’ EQUITY	(4,117,617)	(3,401,625)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,606,204	$1,549,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(LOSS)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

OTHER INCOME	98,400	-	98,400	-

OPERATING EXPENSES

Research and development expenses	$43,712	$60,204	$163,237	$88,550
General and administrative expenses	307,261	341,199	673,619	753,261
Total operating expenses	350,973	401,403	836,856	841,811
LOSS FROM OPERATIONS	(252,573)	(401,403)	(738,456)	(841,811)
Income tax benefit (expense)
NET LOSS	$(252,573)	$(401,403)	$(738,456)	$(841,811)

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	16,072,267	16,072,267	16,072,267	14,407,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

For Three Months Ended June 30, 2026

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholder’s Equity
Balance at March 31, 2026	16,072,267	$16,072	$6,380,607	$(10,269,026)	$(3,872,347)
Share-based compensation			7,303		7,303
Net loss				(252,573)	(252,573)
Balance at June 30, 2026	16,072,267	$16,072	$6,387,910	$(10,521,599)	$(4,117,617)

For Three Months Ended June 30, 2025

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholder’s Equity
Balance at March 31, 2025	16,072,267	$16,072	$6,294,858	$(8,467,455)	$(2,156,525)
Share-based compensation	-	-	23,241	-	23,241
Net loss	-	-	-	(401,403)	(401,403)
Balance at June 30, 2025	16,072,267	$16,072	$6,318,099	$(8,868,858)	$(2,534,687)

For Six Months Ended June 30, 2026

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholder’s Equity
Balance at December 31, 2025	16,072,267	$16,072	$6,365,446	$(9,783,143)	$(3,401,625)
Share-based compensation			22,464		22,464
Net loss				(738,456)	(738,456)
Balance at June 30, 2026	16,072,267	$16,072	6,387,910	(10,521,599)	(4,117,617)

For Six Months Ended June 30, 2025

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholder’s Equity
Balance at December 31, 2024	12,100,535	$12,100	$4,701,723	$(8,027,047)	$(3,313,224)
Share-based compensation	—	—	41,348	—	41,348
Issuance of common stock	3,971,732	3,972	1,575,028	—	1,579,000
Net loss	—	—	—	(841,811)	(841,811)
Balance at June 30, 2025	16,072,267	$16,072	$6,318,099	$(8,868,858)	$(2,534,687)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCUSTEM SCIENCES INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30
	2026	2025
Operating Activities
Net loss	$(738,456)	$(841,811)

Adjustments to reconcile net loss to net cash used in (provided by) operating activities
Depreciation	-	418
Share-based compensation	22,464	41,348
Expenses settled in stock	-	79,000
Change in operating assets and liabilities:
Prepaid expenses	30,311	56,567
Accounts payable	(88,221)	55,310
Related party payable	131,836	350,769
Accrued expenses	19,040	(10,216)
Net cash used in (provided by) operating activities	(623,026)	(268,615)

Financing Activities
Advances from related party	670,000	347,000
Payments on note payable	(47,975)	(52,090)
Net cash used in (provided by) financing activities	622,025	294,910

(Decrease)/Increase in cash	(1,001)	26,295

Cash, beginning of period	13,929	5,046
Cash, end of period	$12,928	$31,341

Supplemental disclosure of noncash investing and financing activities
Issuance of Note Payable for payment of prepaid expense	87,409	92,597
Cash paid for interest	660	780
Shares issued pending non-cash transaction	1,500,000	1,500,000

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

Liquidity and Going Concern

The condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has financed its activities principally from support from a related party. The Company has incurred a net loss in every fiscal period since inception. For the six months ended June 30, 2026, the Company incurred a net loss of $738,456. The Company has an accumulated deficit of $10,521,599 and a working capital deficit of $5,617,617 as of June 30, 2026. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of its technology and products, and expenses related to the commercialization of its products.

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

Other Income

Other Income for the period reflects supplier credit notes received relating to invoices booked in prior periods.

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

Cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less at the date of purchase and money market accounts to be cash equivalents. At June 30, 2026 and December 31, 2025, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

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

Issued Accounting Standards Not Yet Adopted

There are no recently issued accounting standards that have not been adopted that would affect the financial statements of the Company.

3. EQUIPMENT

Equipment consists of the following:

	June 30, 2026	December 31, 2025
Computer equipment	$-	$10,999
Less: Accumulated depreciation	-	(10,999)
Equipment, net	$-	$-

Depreciation expense was approximately $0 and $105 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, respectively, depreciation expense was approximately $0 and $418, respectively.

Depreciation expense is included within General and Administrative expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income/(Loss).

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
Legal expense	$1,875	$1,875
R&D expense	19,039	-
Total accrued expenses	$20,914	$1,875

5. NOTE PAYABLE

On May 20, 2026, the Company renewed its Directors and Officers Liability Insurance agreement for $87,409. Under the terms of the agreement, the Company made a down payment of $18,000, with the remaining balance financed over the remaining term at an annual percentage rate of 6.69%. Beginning June 2026, the Company will make 10 monthly payments of $7,156, with the last payment expected to be made in March 2027. At the end of June 30, 2026, the outstanding balance on the note payable was $62,641.

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

For the six months ended June 30, 2026 and 2025, loss per share of the Company is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Numerator:
Net Loss	$(252,573)	$(401,403)	$(738,456)	$(841,811)
Net loss per share attributable to common stockholders	$(252,573)	$(401,403)	$(738,456)	$(841,811)
Denominator:
Weighted average common shares outstanding, basic and diluted	16,072,267	16,072,267	16,072,267	14,407,244
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.06)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common shareholders for the three months ended June 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Shares issuable upon exercise of stock options	1,759,211	1,759,211	1,759,211	1,759,211
Warrants to purchase common stock outstanding	350,000	350,000	350,000	350,000
Total	2,109,211	2,109,211	2,109,211	2,109,211

8. SHARE-BASED COMPENSATION

In August 2021, Limited adopted the 2021 Omnibus Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides that the Company may grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Share-Based Awards to selected employees, directors, and independent contractors of the Company.

Each Award shall be exercisable at such time or times and subject to such terms and conditions set forth in the Incentive Plan, as shall be determined by the administrator in the applicable award agreement. Total shares authorized by the Incentive Plan was 2,500,000. Awards under the Incentive Plan are exercisable for up to 10 years from the date of issuance. There are 268,256 remaining available shares to be issued under the Incentive Plan at June 30, 2026. The number of shares of Common Stock that are reserved and available for issuance under the Incentive Plan shall be subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Incentive Plan as defined in Section 4(a) of the Incentive Plan.

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

For the six months ended June 30, 2026, stock option activity for time-based options of the Company is as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	1,159,211	$1.47	8.05	$151,318
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at June 30, 2026	1,159,211	$1.47	7.56	$4,347

Vested and exercisable June 30, 2026	681,571	$1.49	6.89	$4,347

For the six months ended June 30, 2025, stock option activity for time-based options of the Company is as follows:

	Number of Time-Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	550,711	$1.36	7.87	$7,390
Issued	608,500	1.56	9.62	98,879
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at June 30, 2025	1,159,211	$1.47	8.56	$227,774

Vested and exercisable June 30, 2025	349,753	$1.52	7.04	$66,515

The fair value of the modified options was determined using the same models and principles as described above.

For the six months ended June 30, 2026, stock option activity for performance-based options of the Company is as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	600,000	$1.06	6.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at June 30, 2026	600,000	$1.06	5.57	$—

Vested and exercisable June 30, 2026	—	—	—	—

For the six months ended June 30, 2025, stock option activity for performance-based options of the Company are as follows:

	Number of Performance- Based Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	894,500	$1.41	8.11	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	(294,500)	(2.13)	(6.70)	—
Outstanding at June 30, 2025	600,000	$1.06	6.57	$—

Vested and exercisable June 30, 2025	—	—	—	—

The aggregate intrinsic value is calculated as the difference between the estimated fair value of the underlying common stock as of June 30, 2026 and the option exercise price.

Total share-based compensation was approximately $7,303 and $23,241, respectively, for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, respectively, share-based compensation was approximately $22,464 and $41,348, respectively.

Total share-based compensation expense is included in General and Administrative expenses on the Condensed Consolidated Statement of Operations and Other Comprehensive Income/(Loss).

The weighted average grant date fair value for stock options granted during the six months ended June 30, 2026 is $0. The weighted average grant date fair value for stock options granted during the six months ended June 30, 2025 is $0.10. The performance-based and time-based stock options are equity-classified.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the option awards. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the six months ended June 30, 2025. No options were awarded for the six months ended June 30, 2026.

Six Months Ended June 30, 2025
Risk-free interest rate	3.98 to 4.11
Expected dividend yield	—
Expected term	5 years
Expected volatility	50.92 to 52.84

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

As of June 30, 2026, there was $428,057 unrecognized compensation expense related to options. $29,502 of this cost is subject to time-based conditions, and is to be recognized over a period of approximately 2.48 years. The remaining $398,555 of unrecognized compensation expense relates to performance-based conditions for unvested options. These costs are expected to be recognized over the required service period once the performance condition has occurred or becomes probable. Compensation costs related to the performance stock options are evaluated at each reporting period and subsequently adjusted for changes in the expected outcomes of the performance conditions.

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

Warrants

There were no warrants issued during the three months ended June 30, 2026 or 2025.

For the six months ended June 30, 2026, warrant activity of the Company are as follows:

	Number of shares	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	350,000	$1.06	6.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at June 30, 2026	350,000	$1.06	5.57	$—

For the six months ended June 30, 2025, warrant activity of the Company are as follows:

	Number of shares	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	350,000	$1.06	7.07	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at June 30, 2025	350,000	$1.06	6.82	$—

There was no share-based compensation expense recognized during the six months ended June 30, 2026 and 2025 for warrants.

As of June 30, 2026 and December 31, 2025, there was $232,490 of total performance-based unrecognized compensation costs related to unvested common stock warrants. These costs are expected to be recognized once the performance condition has occurred or becomes probable.

9. RELATED PARTY TRANSACTIONS

Tiziana is a related party as it is under common control. The Company and Tiziana share directors, officers and significant shareholders. The Company has also been formed due to an acquisition of a subsidiary company from Tiziana. As of June 30, 2026, Tiziana owns approximately 10.91% of the Company.

Effective with the demerger agreement, the Company entered into a shared services agreement, where the Company outsources certain limited management and administrative services. The Company notes that the fees consist of payroll costs associated with time spent providing services for the Company and are based on actual time spent and the allocated payroll costs. In addition, the Company is charged, at cost, for utilization of certain office space. There was no mark-up associated with fees charged for these services. For the three months ended June 30, 2026 and 2025, the Company has incurred approximately $2,908 and $3,551, respectively. The balance due to Tiziana in respect of the shared services agreement at June 30, 2026 and December 31, 2025 was $106,542 and $94,621, respectively.

As of June 30, 2026 and December 31, 2025, $216,784 and $198,424 respectively, was also due to Tiziana, as Tiziana had paid for expenses on behalf of the Company. In addition to this, as of June 30, 2026 and December 31, 2025, $4,021,500 and $3,351,500 respectively, was also due to Tiziana as Tiziana had provided funding support.

In January 2022, the Company and Gabriele Cerrone, who is the Chairman of the Board of Directors and the largest shareholder, entered into an agreement in which he will provide consulting services to the Company for a monthly fee of $5,500. As of June 30, 2026 and December 31, 2025, $82,500 and $49,500, respectively was due to Gabriele Cerrone.

As of June 30, 2026 and December 31, 2025, $187,500 and $162,500, respectively, was due to John Brancaccio in respect of unpaid directors’ fees.

As of June 30, 2026 and December 31, 2025, $183,333 and $ 158,333 respectively, was due to Sean Macdonald in respect of unpaid directors’ fees.

As of June 30, 2026 and December 31, 2025, $176,895 and $159,194, respectively, was due to Willy Simon in respect of unpaid directors’ fees.

As of June 30, 2026 and December 31, 2025, $49,620 and $41,282, respectively, was due to Keeren Shah in respect of unpaid consultancy fees.

As of June 30, 2026 and December 31, 2025, $0 and $7,485, respectively, was due to Jeff Fensterer in respect of unpaid expenses.

As of June 30, 2026 and December 31, 2025, $8 and $nil, respectively, was due to Joe Flannagan in respect of unpaid expenses.

10. INCOME TAXES

The Company recorded no provision or benefit for income tax expense for the six months ended June 30, 2026. For all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open tax audits with any taxing authority as of June 30, 2026.

11. OTHER INCOME

Other income amounting to $98,400 was recognized during the three months ended June 30, 2026 and six months ended June 30, 2026. The amount primarily relates to the reversal of previously recorded research and development expenses associated with the Company's research activities.

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

Financial Operations Overview

We have no products approved for commercial sale and have not generated revenue to date. We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $252,573 and $401,403 for the three months ended June 30, 2026 and 2025, respectively. We incurred net losses of $738,456 and $841,811 for the six months ended June 30, 2026 and 2025. As of June 30, 2026, we had an accumulated deficit of $10,521,599. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Segment Information

As of June 30, 2026, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of June 30, 2026, substantially all of our assets were located in the United States. Our headquarters and operations are located in New York, NY and London, UK.

Results of Operations

The following discussion and analysis of our results of operations includes a comparison of the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Other Income	$98,400	$—	$98,400	100%
Research and development expenses	43,712	60,204	(16,492)	(27)%
General and administrative expenses	307,261	341,199	(33,938)	(10)%
Loss from operations	252,573	401,403	(148,830)	(37)%
Income tax benefit (expense)	—	—	—	—
Net loss	$(252,573)	$(401,403)	$148,830	37%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Other Income	$98,400	$—	$98,400	100%
Research and development expenses	163,237	88,550	74,687	84%
General and administrative expenses	673,619	753,261	(79,642)	(11)%
Loss from operations	738,456	841,811	(103,355)	(12)%
Income tax benefit (expense)		—	—	—
Net loss	$(738,456)	$(841,811)	$103,355	12%

Other Income

Other Income for the three and six months ended June 30, 2026, increased to $98,400, compared to $0 for the three and six months ended June 30, 2025, due to one-off credits against supplier invoices that were deemed no longer due and payable.

Research and development

Research and development expenses for the three months ended June 30, 2026, decreased to $43,712 compared to $60,204, for the three months ended June 30, 2025, primarily due to timing of spend relating to technology transfer.

Research and development expenses for the six months ended June 30, 2026, increased to $163,237 compared to $88,550, for the six months ended June 30, 2025, primarily due to duplicate invoices received from a supplier last quarter, which are offset with credit notes received, reflected in other income.

General and administrative

General and administrative expenses for three and six months ended June 30, 2026, decreased to $307,261 and $673,619, respectively, compared to $341,199 and $753,261, respectively, for the three and six months ended June 30, 2025 primarily due to no payroll related bonus costs incurred in 2026.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses. Our potential products are at various phases of development. We do not expect to generate significant revenue from product sales for several years, if at all. Pursuant to the demerger, Tiziana transferred $1,353,373 (£1,000,000) in cash in January 2022 to the Company. In addition, subject to the terms of the supplemental demerger agreement, Tiziana invested $2,675,940 (£2,000,000) in cash in March 2022 for additional shares of the Company. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of June 30, 2026, our cash balance is $12,928, which is inadequate for our current planned level of operations.

Cash Flows

The following table summarizes our cash flows:

	For the Six Months Ended June 30,
	2026	2025
Cash flows (used in) provided by operating activities	$(623,026)	$(268,615)

Cash flows used in investing activities	—	—

Cash flows (used in) provided by financing activities	622,025	294,910

Net (decrease) increase in cash and cash equivalents	(1,001)	(26,295)
Cash and cash equivalents at beginning of period	13,929	5,046
Cash and cash equivalents at end of period	$12,928	$31,341

Operating Activities

During the six months ended June 30, 2026 and 2025, net cash used in operating activities was primarily the result of net losses, partially offset by prepaid expenses, and accrued expenses.

Investing Activities

There were no cash flows from investing activities during the six months ended June 30, 2026 and 2025.

Financing Activities

During the six months ended June 30, 2026, net cash used in financing activities was primarily due to cash advances from a related partially offset by payments on a note payable.

During the six months ended June 30, 2025, net cash provided by financing activities was primarily due to advances from a related party, partially offset by payments on a note payable.

Market Capital Expenditure Commitments

We have no material commitment for capital expenditures.

Funding Requirements

We expect that our expenses will increase and operating losses will be generated, and we have $10,521,599 of accumulated deficit as at June 30, 2026. Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements until August 2026. We expect to incur substantial additional expenditures in the near term to support our acceleration of activities. We expect to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15I and 15d-15(e)) as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weaknesses in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal control over financial reporting as of the quarter ended June 30, 2026 due to a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures. Our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE* Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2026.

ACCUSTEM SCIENCES, INC.

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below on August 14, 2026 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Wendy Blosser
Wendy Blosser
Chief Executive Officer and Director

/s/ Keeren Shah
Keeren Shah
Chief Financial Officer

